Form 10QSB
period 1996-09-30
STATEFED FINANCIAL CORP
filed 1996-11-13
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 -----------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
  ----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                       42-1410788
      ------------------------                     ---------------------------
    (State of other jurisdiction                 (I.R.S. Employer Identification
 of incorporation or organization)                           or Number)

                    519 Sixth Avenue, Des Moines, Iowa 50309
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (515) 282-0236
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of Shares outstanding of each of the issuer's classes of common equity, as the latest date:

         As of November 11, 1996, there were 783,485 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                  Page No.

         Item 1.  Consolidated Financial Statements:

                  Consolidated Statements of Financial Condition
                  as of September 30, 1996 and June 30, 1996                  3

                  Consolidated Statements of Operations for
                  the Three Month Periods Ending September 30, 1996
                  and September 30, 1995                                      4

                  Consolidated Statement of Stockholders'
                  Equity for the Three Months ended September 30, 1996        5

                  Consolidated Statements of Cash Flows
                  for the Three Months ended September 30, 1996 and
                  September 30, 1995                                          6

                  Notes to Consolidated Financial Statements                  7

         Items 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               9

PART II.          Other Information                                          12

                  Signatures                                                 13

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF FINANCIAL
                 CONDITIONS September 30, 1996 and June 30, 1996
PART 1. Financial Information
Item 1. Financial Statements

                           ASSETS                              (Unaudited
                                                           September 30, 1996                    June 30, 1996
                                                           ------------------                    -------------
Cash and amounts due from depository institutions             $   2,899,151                      $   2,564,267
Investments in certificates of deposit                            4,438,166                          4,439,567
Investment securities                                             2,365,317                          2,347,048
Loans receivable, net                                            66,304,498                         62,708,487
Real estate acquired for development                                602,577                            385,476
Real estate held for investment, net                              1,091,564                          1,149,990
Office property and equipment, net                                1,452,584                          1,464,796
Federal Home Loan Bank stock, at cost                               950,000                            750,000
Accrued interest receivable                                         555,556                            533,706
Other assets                                                        400,059                            361,287
                                                               ------------                         ------------
         TOTAL ASSETS                                          $ 81,059,472                        $76,704,624
                                                               ============                         ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                       $ 46,417,350                        $ 45,731,828
Advances from Federal Home Loan Bank                             19,000,000                          15,000,000
Advances from borrowers for taxes and insurance                     111,541                             505,749
Accrued interest payable                                            181,866                             129,833
Dividends payable                                                    79,449                              81,349
Income Taxes: current and deferred                                  174,075                             138,255
Other liabilities                                                   512,398                             189,305
                                                               ------------                         ------------

         TOTAL LIABILITIES                                      $66,476,679                        $ 61,776,319

Stockholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized,
non issued Common stock, $.01 par value $2,000,000 shares
authorized, 789,485 shares outstanding at
9-30-96, 813,485 shares outstanding at 6-30-96
Common stock                                                   $      8,905                        $       8,905
Additional paid-in capital                                        8,384,591                            8,376,924
Unearned compensation - restricted stock awards                    (501,279)                            (531,989)
Unrealized loss on investments                                       (4,616)                             (22,251)
Treasury stock  (101,001 shares at cost at 9-30-96,
77,001 shares at cost at 6-30-96)                                (1,438,613)                          (1,049,358)
Retained earnings - substantially restricted                      8,133,805                            8,146,074
                                                               ------------                         ------------

         TOTAL STOCKHOLDERS' EQUITY                            $ 14,582,793                         $ 14,928,305
                                                               ------------                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 81,059,472                         $ 76,704,624
                                                               ============                         ============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Month Period Ending September 30, 1996 and 1995

                                                       Three Months Ended
                                                          September 30
                                                          (unaudited)
                                                   --------------------------
                                                      1996           1995
                                                   ----------      ----------
Interest Income:
Loans                                              $1,394,587      $1,275,614
Investments                                        $  128,913      $  106,731
Other                                              $   25,672      $   44,704
                                                   ----------      ----------
  Total interest income                            $1,549,172      $1,427,049

Interest Expense:
Deposits                                           $  605,344      $  635,364
Borrowings                                         $  232,824      $  156,969
                                                   ----------      ----------
  Total interest expense                           $  838,168      $  792,333
                                                   ----------      ----------

Net interest Income                                $  711,004      $  634,716
Provision for loan losses                          $    6,000      $    6,000
                                                   ----------      ----------

Net interest income after                          $  705,004      $  628,716
 provision for loan losses

Non-interest Income:
Real estate operations                             $   97,684      $   94,516
Other                                              $   14,219      $   12,321
                                                   ----------      ----------
  Total non-interest income                        $  111,903      $  106,837

Non-interest expense:
Salaries and benefits                              $  202,880      $  214,736
Real estate operations                             $   59,906      $   49,360
Occupancy and equipment                            $   26,733      $   27,401
SAIF special assessment                            $  291,331      $     --
FDIC premiums and OTS assessments                  $   32,201      $   31,268
Data processing                                    $   20,016      $   18,989
Other                                              $   80,841      $   63,165
                                                   ----------      ----------
Total non-interest expense                         $  713,908      $  404,919
                                                   ----------      ----------

Income before income taxes                         $  102,999      $  330,634

Income tax expense                                 $   35,820      $  115,600
                                                   ----------      ----------

Net income                                         $   67,179      $  215,034
                                                   ==========      ==========

Earnings per share                                 $     0.09      $     0.27

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                  For the Three Months Ended September 30, 1996
                                   (Unaudited)

Balance - June 30, 1996                                             $14,928,305

Additional paid in capital                                          $     7,667

Net unrealized gain on investment securities                        $    17,635

Dividends declared                                                  $   (79,448)

Repurchase of 25,000 shares treasury stock                          $  (403,125)

Stock options exercised (1000 shares)                               $    13,870

ESOP common stock released for allocation                           $    19,460

Amortization of MRP contribution                                    $    11,250

Net income                                                          $    67,179
                                                                    -----------

Balance September 30, 1996                                          $14,582,793
                                                                     ==========

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Month Periods Ending September 30, 1996 and September 30, 1995
                                   (Unaudited)

Cash Flows From Operating Activities                                  September 30, 1996    September 30, 1995
                                                                      ------------------    ------------------
Net Income                                                                $    67,179           $   215,034
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                              $    28,786           $    28,737
Amortization of purchase loan discounts                                   $    (3,203)          $    (3,821)
Amortization of MRP and ESOP                                              $    42,247           $    54,130
Deferred loan fees                                                        $      (928)          $       130
Provision for losses on loans                                             $     6,000           $     6,000
Change in:
Accrued interest receivable                                               $   (21,850)          $   (53,717)
Prepaid expenses and other assets                                         $   (38,772)          $   (34,930)
Accrued interest payable                                                  $    52,033           $    54,893
Other Liabilities                                                         $   358,913           $    39,489
                                                                          -----------           -----------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                              490,405           $   305,945

CASH FLOWS FROM INVESTING ACTIVITIES

Additional investment in other institutions'
certificates of deposit                                                   $         -           $         -
Maturity of investments in certificates of deposit                        $     1,401           $   495,691
Purchase of investment securities                                         $  (200,634)          $  (600,555)
Net increase in loans outstanding                                         $(3,597,880)          $(1,138,937)
Investment in real estate held for development                            $  (166,890)          $   (14,701)
Purchase of real estate held for investment                               $    (5,150)          $         -
Purchase of office property and equipment                                 $    (3,208)          $    (8,594)
                                                                          -----------           -----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                               $(3,972,361)          $(1,267,096)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits                                       $   685,522           $  (891,492)
Advances from the Federal Home Loan Bank                                  $ 4,000,000           $ 1,000,000
Repayment of advances from the Federal Home Loan Bank                     $         -           $         -
Net decrease in advances from borrowers                                   $  (394,208)          $  (352,474)
Proceeds from stock options exercised                                     $    10,000           $    31,570
Dividends paid                                                            $   (81,349)          $   (83,259)
Purchase of treasury stock                                                $  (403,125)          $  (253,750)
                                                                          -----------           -----------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                               $ 3,816,840           $  (549,405)
                                                                          -----------           -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                       $   334,884           $(1,510,556)
                                                                          -----------           -----------
CASH AND CASH EQUIVALENTS, beginning of period                            $ 2,564,267           $ 3,938,049
                                                                          -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                  $ 2,899,151           $ 2,427,493
                                                                          ===========           ===========

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three Month Periods Ending
                    September 30, 1996 and September 30, 1995
                                   (Unaudited)

1.       BASIS OF PRESENTATIONS

         The foregoing consolidated financial statements are unaudited (with the exception of the Consolidated Statements of Financial Condition for June 30,
1996). However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Corporation"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

2.       EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three month period ending September 30, 1996, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of shares used in the earnings per share computations were 772,475 for the three month period ending September 30, 1996.

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at September 30, 1996 are as follows:

                                                          Amount           %
                                                         -----------------------
Tangible Capital:                                        (Dollars in thousands)
                  Association's                           $10,145        13.19%
                  Requirement                               1,154         1.50%
                                                          -------        ------
                  Excess                                  $ 8,991        11.69%
         Core Capital:
                  Associations'                           $10,145        13.19%
                  Requirement                               2,308         3.00%
                                                          -------        ------
                  Excess                                  $ 7,837        10.19%
         Risk-Based Capital:
                  Association's                           $10,391        22.74%
                  Requirement                               3,656         8.00%
                                                          -------        ------
                  Excess                                  $ 6,735        14.74%

4.       STOCK OPTION PLAN

         During the company's annual meeting held in October, 1994, the stockholders ratified the StateFed Financial Corporation 1993 stock option plan. Under the terms of stock option plan, options to purchase shares of the company's stock at $10 per share were granted. Options for 85,692 were granted under the plan and there were 17,192 shares reserved for future grants. During the three months ended September 30, 1996 options for 1,000 shares were exercised.

5.       STOCK REPURCHASE PLAN

         On January 13, 1996, the Company's Board of Directors authorized management to repurchase up to 41,000 shares of the Company's common stock over the next twelve months. During the three month period ending September 30, 1996, 25,000 shares were repurchased. As of November 8, 1996, 41,000 shares have been repurchased since January 13, 1996, for a cost of $668,625.

6.       REGULATORY DEVELOPMENTS

         The deposits of savings associations, such as State Federal, are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September, 1996.

         The legislation requires a special one-time assessment of approximately
65.7 cents per $100 of SAIF insured deposits held by the one-time special assessment will result in a tax affected charge to earnings of approximately $189,000 during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

         The Bank however, will continue to be subject to an assessment to fund repayment of the FICO obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

                                  PART I ITEM 2

                         STATEFED FINANCIAL CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

General

         The accompanying Consolidated Financial Statements include StateFed Financial Corporation (the "Company") and its wholly owned subsidiary, State Federal Savings and Loan Association (the "Association"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Association's net interest margin, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The Association's net income is also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

Financial Condition

         The Company's total assets increased $4.4 million, from $76.7 million at June 30, 1996 to $81.1 million at September 30, 1996. This increase was due primarily to an increase in loans receivable of $3.6 million, an increase in cash and amounts due from depository institutions of $335,000, an increase in real estate acquired for development of $217,000, and an increase in Federal Home Loan Bank stock of $200,000.

         Net loans receivable increased $3.6 million, from $62.7 million at June 30, 1996 to $66.3 million at September 30, 1996. The increase in the loan portfolio occurred as a result of an increase in loan originations comprised of adjustable rate mortgage loans and fixed-rate, 15-year term, mortgage loans.

         Total deposits increased by $686,000, from $45.7 million at June 30, 1996 to $46.4 million at September 30, 1996, largely as a result of the acceptance of $1,000,000 in brokered deposits. Certificate accounts increased $907,000, money market fund accounts increased $71,000, offset by a decrease of $223,000 in passbooks accounts and a decrease of $70,000 in NOW accounts.

         Total borrowed funds increased $4.0 million, or 26.67%, from $15.0 million on June 30, 1996 to $19.0 million on September 30, 1996. The Federal Home Loan Bank borrowings were used primarily to fund the increase in mortgage loans.

         Total stockholders' equity decreased $345,000 from $14,928,000 at June 30, 1996 to $14,583,000 at September 30, 1995. The decrease was primarily the result of the cost of $403,000 to repurchase the Company's stock, partially offset by net earnings of $67,000 for the three month period ending September 30, 1996.

Comparison of Operating Results for the Three Month Periods Ending September 30, 1996 and September 30, 1995

         General. Net income decreased $147,800 to $67,200 for the three months ended September 30, 1996 from $215,000 for the three months ended September 30, 1995. The decrease in net income was primarily due to an increase in non-interest expense of $309,000, primarily as a result of a one-time special assessment on

SAIF insured deposits (See Note #6, Regulatory Developments"), partially offset by a $80,000 decrease in income tax expense and an increase in net interest income of $76,300.

         Net Interest Income. Net interest income increased $76,300, or 12.02% from $634,700 for the three months ended September 30, 1995 to $711,000 for the three months ended September 30, 1996. This increase was primarily the reresult of an increase in interest income of $122,000 offset by an increase in interest expense of $45,600.

         Interest Income. Interest income increased $122,000, from $1.4 million for the three months ended September 30, 1995 to $1.5 million for the three months ended September 30, 1996, as a result of an increase in interest earned on the loan portfolio of $119,000 as well as an increase in interest on investments of $22,000, partially offset by a decrease in other interest income of $19,000.

         Interest Expense. Interest expense increased $45,800 from $792,300 in the three months ended September 30, 1995 to $838,200 in the three months ended September 30, 1996. This increase resulted from a an increase in interest paid on borrowed funds of $75,800, offset by a decrease in interest paid on deposits of $30,000.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The provision during the three months ended September 30, 1996 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased from $106,800 in the three months ended September 30, 1995 to $111,900 in the three months ended September 30, 1996. The $5,100 increase was the result of an increase in income from real estate operations of $3,200 and an increase of $1,900 in other income.

         Non-interest Expense. Non-interest expense increased from $404,900 in the three months ended September 30, 1995 to $713,900 in the three months ended September 30, 1996 This increase of $309,000, was primarily the result of an increase in SAIF assessment expense of $291,300 due to legislation requiring SAIF insured associations to pay a one-time special assessment of 65.7 cents per $100 of SAIF insured deposits at March 31, 1995.

           Income Tax Expense. Income tax expense was $35,800 for the three months ended September 30, 1996 compared to $115,600 for the three months ended September 30, 1995, a decrease of $79,800, primarily due to the tax deduction on the $291,300 special assessment of $102,000.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1996, the Association's liquidity ratio was 5.25%, which exceeded the minimum regulatory requirement on such date.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1995, the Association exceeded all fully phased-in regulatory capital requirements.

         At September 30, 1996, the Association's tangible capital was $10.1 million, or 13.19%, of adjusted total assets, which is in excess of the 1.5% requirement by $9.0 million. In addition, at September 30, 1996, the Association had core capital of $10.1 million, or 13.19%, of adjusted total assets, which exceeds the 3% requirement by $7.8 million. The Association had risk-based capital of $10.4 million at September 30, 1996 or 22.74 of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $6.7 million.

         As required by Federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. the OTS has proposed that only those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 3% plus at least an additional 100 to 200 basis points. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association. As a result of the prompt corrective action provisions of federal law discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         As part of the legislation, the Congress is considering requiring all federal thrift institutions, such as the Bank to either convert to a national bank or a state-chartered depository institution by January 1, 1998. In addition, the Company would no longer be regulated as a thrift holding company, but rather as a bank holding company. The OTS also would be abolished and its functions transferred among the other federal banking regulators.

         Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Bank.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information

         As of September 30, 1996, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources of operations.

Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities
         Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
            (a) The annual meeting of stockholders was held on October 24, 1996
            (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

Election of the following Directors for a three year term:

                                For           Withheld       Broker Non-Votes
                                ---           --------       ----------------

John F. Golden                682,562           5568                0
Kevin Kruse                   682,595           5535                0

Ratification of Vroman, McGowan, Hurst, Clark & Smith, PC as auditors for the Company for the fiscal year ending June 30, 1996.

                  For                       682,430
                  Against                     5,500
                  Abstain                       200
                  Broker Non-Votes                0

Item 5 - Other Information
         None
Item 6 - Exhibits and Reports on Form 8-K
            (a) Exhibits

            Not applicable.

            (b) The following is a description of the Form 8-K's filed during the three months ended September 30, 1996.

            On November 14, 1996, a current report on Form 8-K was filed to announce first quarter earnings.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STATEFED FINANCIAL CORPORATION
                                        Registrant


Date: November 11, 1996                 /s/ John F. Golden
     ----------------------------          ------------------------------------
                                           John F. Golden
                                           President and Chief Executive Officer


Date: November 11, 1996                 /s/ Andra K. Black
     ----------------------------          ------------------------------------
                                           Andra K. Black
                                           Executive Vice President and
                                           Chief Financial Officer