Form 10QSB
period 1996-12-31
STATEFED FINANCIAL CORP
filed 1997-02-21
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 -----------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    42-1410788
 ---------------------------------            -------------------------------
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

         As of February 7, 1997, there were 789,123 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                  Page No.

  Item 1.  Consolidated Financial Statements:

           Consolidated Statements of Financial Condition
           as of December 31, 1996 and June 30, 1996                      3

           Consolidated Statements of Operations for
           the Three Month Periods Ending December 31, 1996
           and December 31, 1995 and for the Six Month Periods
           ending December 31, 1996 and December 31, 1995                 4

           Consolidated Statement of Stockholders'
           Equity for the Six Months ended December 31, 1996              5

           Consolidated Statements of Cash Flows
           for the Six Months ended December 31, 1996 and
           December 31, 1995                                              6

           Notes to Consolidated Financial Statements                     7

  Items 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9

PART II.   Other Information                                             13

           Signatures                                                    14

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 1996 AND JUNE 30, 1996

PART I. Financial Information
Item 1. Financial Statements

ASSETS                                                 (Unaudited)
                                                     December 31, 1996        June 30, 1996
                                                     -----------------        -------------
Cash and amounts due from depository institutions        $ 3,098,625            $ 2,564,267
Investments in certificates of deposit                     4,436,766              4,439,567
Investment securities                                      2,181,463              2,347,048
Loans receivable, net                                     68,005,561             62,708,487
Real estate acquired for development                         718,734                385,476
Real estate held for investment, net                       1,078,199              1,149,990
Office property and equipment, net                         1,439,028              1,464,796
Federal Home Loan Bank stock, at cost                        950,000                750,000
Accrued interest receivable                                  547,363                533,706
Prepaid expenses and other assets                            352,794                361,287
                                                         -----------            -----------
        TOTAL ASSETS                                     $82,808,533            $76,704,624
                                                         -----------            -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                 $48,216,280            $45,731,828
Advances from Federal Home Loan Bank                      19,000,000             15,000,000
Advances from borrowers for taxes and insurance              465,575                505,749
Accrued interest payable                                       3,372                129,833
Dividends payable                                             78,349                 81,349
Income taxes:current and deferred                            148,849                138,255
Other liabilities                                            178,204                189,305
                                                         -----------            -----------
        TOTAL LIABILITIES                                $68,090,629            $61,776,319
                                                         -----------            -----------
Stockholders' equity:
Common stock                                             $     8,905            $     8,905
Additional paid-in capital                                 8,397,593              8,376,924
Unearned compensation - restricted stock awards             (470,799)              (531,989)
Unrealized gain (loss) on investments                         10,776                (22,251)
Treasury stock                                            (1,539,113)            (1,049,358)
Retained earnings - substantially restricted               8,310,542              8,146,074
                                                         -----------            -----------
   TOTAL STOCKHOLDERS' EQUITY                            $14,717,904            $14,928,305
                                                         -----------            -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $82,808,533            $76,704,624
                                                         ===========            ===========

                         STATEFED FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Month Periods Ending December 31, 1996 and 1995
        and For the Six Month Periods Ending December 31, 1996 and 1995


                                                      Three Months Ended                              Six Months Ended
                                                          December 31                                    December 31
                                                          (Unaudited)                                    (Unaudited)
                                                -------------------------------               -------------------------------------
                                                    1996                 1995                     1996                       1995
                                                ----------           ----------               ----------                 ----------
Interest Income:
Loans                                           $1,449,030           $1,264,843               $2,843,617                 $2,540,458
Investments                                        122,532              115,213                  251,445                    221,944
Other                                               26,335               27,622                   52,008                     72,325
                                                ----------           ----------               ----------                 ----------
    Total interest income                        1,597,897            1,407,678                3,147,070                  2,834,727

Interest Expense:
Deposits                                           626,517              597,543                1,231,861                  1,232,907
Borrowings                                         278,736              180,972                  511,561                    337,941
                                                ----------           ----------               ----------                 ----------
    Total interest expense                         905,253              778,515                1,743,422                  1,570,848

Net interest Income                                692,644              629,163                1,403,648                  1,263,879
Provision for loan losses                            6,000                6,000                   12,000                     12,000
                                                ----------           ----------               ----------                 ----------
Net interest income after                          686,644              623,163                1,391,648                  1,251,879
  provision for loan losses

Non-interest Income:
Real estate operations                             112,995              110,745                  211,701                    205,261
Gain on sale of real estate                         11,004               26,147                   11,070                     26,147
Other                                               17,222               14,269                   31,441                     26,591
                                                ----------           ----------               ----------                 ----------
    Total non-interest income                      141,221              151,161                  254,212                    257,999

Non-interest expense:
Salaries and benefits                              208,805              216,144                  411,684                    430,881
Real estate operations                              61,000               56,179                  121,995                    105,539
Occupancy and equipment                             28,824               30,437                   55,558                     57,837
FDIC premiums and OTS assessments                   33,045               32,271                  356,577                     63,539
Data processing                                     20,793               18,986                   40,808                     37,975
Other                                               84,993              101,853                  165,834                    165,019
                                                ----------           ----------               ----------                 ----------
Total non-interest expense                         437,460              455,870                1,152,456                    860,790

Income before income taxes                         390,405              318,454                  493,404                    649,088

Income tax expense                                 135,320              110,600                  171,140                    226,200
                                                ----------           ----------               ----------                 ----------
Net income                                      $  255,085           $  207,854               $  322,264                 $  422,888
                                                ==========           ==========               ==========                 ==========
Earnings per share                              $     0.34           $     0.26               $     0.42                 $     0.53


                         STATEFED FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Six Months Ended December 31, 1996
                                  (Unaudited)

Balance - June 30, 1996                                             $14,928,305

Additional paid in capital                                               20,669

Net unrealized gain on investment securities                             33,027

Dividends  declared                                                    (157,796)

Repurchase of 31,000 shares treasury stock                             (503,625)

Stock options exercised (1000 shares)                                    13,870

ESOP common stock released for allocation                                38,690

Amortization of MRP contribution                                         22,500

Net income                                                              322,264
                                                                    -----------
Balance December 31, 1996                                           $14,717,904
                                                                    ===========

                         STATEFED FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six Month Periods Ending December 31, 1996 and December 31, 1995
                                  (Unaudited)


Cash Flows From Operating Activities                             December 31, 1996              December 31, 1995
------------------------------------                             -----------------              -----------------
Net Income                                                          $   322,264                   $   422,888
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                             58,696                        57,848
Amortization of purchase loan discounts                                  (4,048)                       (8,111)
Amortization of MRP and ESOP                                             85,729                       112,508
Deferred loan fees                                                       28,137                        11,667
Provision for losses on loans                                            12,000                        12,000
Change in:
      Accrued interest receivable                                       (13,657)                      (58,784)
      Prepaid expenses and other assets                                   8,493                         7,754
      Accrued interest payable                                         (126,461)                      (94,815)
      Other Liabilities                                                    (507)                      (81,825)
                                                                    -----------                   -----------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                  $   370,646                   $   381,130

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of investment securities                                   $   200,000                   $      --
Maturity of investments in certificates of deposit                        2,801                       695,245
Purchase of investment securities                                      (201,388)                     (695,427)
Net increase in loans outstanding                                    (5,333,163)                   (3,771,683)
Investment in real estate held for development                         (283,047)                       (1,526)
Purchase of real estate held for investment                              (5,150)                         --
Purchase of office property and equipment                                (6,198)                      (18,621)
                                                                    -----------                   -----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                         $(5,626,145)                  $(3,792,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 $ 2,484,452                   $  (356,512)
Advances from the Federal Home Loan Bank                              4,000,000                     5,000,000
Repayment of advances from the Federal Home Loan Bank                      --                      (2,000,000)
Net decrease in advances from borrowers                                 (40,174)                      (26,665)
Proceeds from stock options exercised                                    10,000                        31,570
Dividends paid                                                         (160,796)                     (165,333)
Purchase of treasury stock                                             (503,625)                     (253,750)
                                                                    -----------                   -----------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                         $ 5,789,857                   $ 2,229,310
                                                                    -----------                   -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                 $   534,358                   $(1,181,572)
                                                                    -----------                   -----------
CASH AND CASH EQUIVALENTS, beginning of period                      $ 2,564,267                   $ 3,938,049
                                                                    -----------                   -----------
CASH AND CASH EQUIVALENTS, end of period                            $ 3,098,625                   $ 2,756,477
                                                                    ===========                   ===========

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three Month Periods Ending
                     December 31, 1996 and December 31, 1995
  and for the Six Month Periods Ending December 31, 1996 and December 31, 1995
                                   (Unaudited)

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

2. EARNINGS PER SHARE OF COMMON STOCK

   Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three month period ending December 31, 1996, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of shares used in the earnings per share computations were 792,261 for the three month period ending December 31, 1995 and 761,067 for the three month period ending December 31, 1996.

3. REGULATORY CAPITAL REQUIREMENTS

   Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at December 31, 1996 are as follows:

                                                        Amount             %
                                                        ----------------------
         Tangible Capital:                              (Dollars in thousands)
                  Association's                        $ 9,489          12.08%
                  Requirement                            1,178           1.50%
                                                       -------          ------
                  Excess                               $ 8,311          10.58%
         Core Capital:
                  Association's                        $ 9,489          12.08%
                  Requirement                            2,356           3.00%
                                                       -------          ------
                  Excess                               $ 7,133           9.08%
         Risk-Based Capital:
                  Association's                        $ 9,741          20.82%
                  Requirement                            3,743           8.00%
                                                       -------          ------
                  Excess                               $ 5,998          12.82%

4. STOCK OPTION PLAN

   During the company's annual meeting held in October, 1994, the stockholders ratified the StateFed Financial Corporation 1993 stock option plan. Under the terms of stock option plan, options to purchase shares of the company's stock at $10 per share were granted. Options for 85,692 were granted under the plan and there were 17,192 shares reserved for future grants. During the three months ended December 31, 1996 options for 1,000 shares were exercised.

5. STOCK REPURCHASE PLAN

   On January 13, 1996, the Company's Board of Directors authorized management to repurchase up to 41,000 shares of the Company's common stock over the next twelve months. During the three month period ending December 31, 1996, 31,000 shares were repurchased. A total of 41,000 shares have been repurchased since January 13, 1996, at a cost of $668,625.

6. Recent Developments

   On September 30, 1996 federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Association, equal to 65.7 basis points on each $100 of SAIF-insured deposits maintained by those institutions as of March 31, 1995. The amount of the Association's special assessment was $291,300, which was paid to the FDIC by November 27, 1996 and accrued by the Association at September 30, 1996.

   As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, the SAIF insurance premium will range from 0 to 27 basis points per $100 of domestic deposits. Additionally, the FDIC has imposed a Financing Corporation (FICO) assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on Bank Insurance Fund (BIF) assessable deposit equal to 1.30 basis points per $100 of domestic for the same period.

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

Financial Condition

   The Company's total assets increased $6.1 million, or 8.0%, from $76.7 million at June 30, 1996 to $82.8 million at December 31, 1996. This increase was due primarily to an increase in net loans receivable of $5.3 million and an increase in cash of $500,100.

   Net loans receivable increased $5.3 million, or 8.5%, from $62.7 million at June 30, 1996 to $68.0 million at December 31, 1996. The increase in the loan portfolio occurred as a result of an increase in loan originations comprised primarily of adjustable rate mortgage loans and fixed-rate mortgage loans on residential properties.

   Total deposits increased by $2.5 million, or 5.4%, from $45.7 million at June 30, 1996 to $48.2 million at December 31, 1996.

   Certificate accounts increased $2.4 million, money market fund accounts increased $200,000, Now accounts increased $110,000, while passbook accounts decreased $200,000.

   Total borrowed funds increased $4.0 million, or 26.7%, from $15.0 million on June 30, 1996 to $19.0 million on December 31, 1996. The Federal Home Loan Bank borrowings were used primarily to fund the increase in mortgage loans.

   Total stockholders' equity decreased $210,400 from $14.9 million at June 30, 1996 to $14.7 million at December 31, 1996. The decrease was primarily the result of treasury stock repurchase of $503,600 and dividends of $157,800, offset by net income of $322,300, accounting for employee stock awards and options of $95,700, and a change in net unrealized gains on investment securities of $33,000.

Comparison of Operating Results for the Three Month Periods Ending December 31, 1996 and December 31, 1995

   General. Net income increased $47,200 to $255,100 for the three months ended December 31, 1996 from $207,900 for the three months ended December 31, 1995. The increase was primarily the result of an increase in net interest income of $63,400 and a decrease in non-interest expense of $18,400, offset by a decrease in non-interest income of $9,900 and an increase in income tax expense of $24,700.

   Net Interest Income. Net interest income increased $63,400, or 10.1%, from $629,200 for the three months ended December 31, 1995 to $692,600 for the three months ended December 31, 1996. This increase was primarily the result of a $184,200 increase in interest earned on loans receivable, offset by a $29,00 increase in interest paid on savings deposits and a $97,800 increase in interest paid on borrowed funds.

   Interest Income. Interest income increased $190,200, to $1,597,900 for the three months ended December 31, 1996 to $1,407,700 for the three months ended December 31, 1995 as a result of an increase in the loan origination volume.

   Interest Expense. Interest expense increased $126,800 from $778,500 in the three months ended December 31, 1995 to $905,300 in the three months ended December 31, 1996. This increase resulted primarily from an increase in interest paid on the borrowed funds and, to a lesser extent, an increase in interest paid on savings deposits.

   Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. The provision during the three months ended December 31, 1996 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

   Non-interest Income. Non-interest income decreased $9,900 from $151,100 in the three months ended December 31, 1995 to $141,200 in the three months ended December 31, 1996,primarily as a result of a decrease in the gain on sale of real estate.

   Non-interest Expense. Non-interest expense decreased from $455,900 in the three months ended December 31, 1995 to $437,500 in the three months ended December 31, 1996 This decrease of $18,400, or 4.0%, was primarily the result of a decrease in other non-interest expense of $16,900 and a decrease in salaries and benefits of $7,400, partially offset by an increase in real estate operations expense of $4,800.

   Income Tax Expense. Income tax expense was $135,300 for the three months ended December 31, 1996 compared to $110,600 for the three months ended December 31, 1995, an increase of $24,700 or 22.3%. This increase was primarily due to the increase in net income.

Comparison of the Six Month Periods Ending December 31, 1996 and December 31,
1995

   General. Net income decreased $100,600 from $422,900 for the six months ended December 31, 1995 to $322,300 for the six months ended December 31, 1996. The decrease was primarily the result of an increase in non-interest expense of $291,700, partially offset by an increase in net-interest income of $139,800 and a decrease in income tax expense of $55,100.

   Net Interest Income. Net interest income increased $139,800, or 11.1%, from $1.3 million for the six months ended December 31, 1995 to $1.4 million for the six months ended December 31, 1996. This increase was primarily the result of an increase in loan interest income, offset by an increase in interest paid on borrowed funds.

   Interest Income. Interest income increased $312,400, or 11.0% from $2.83 million for the six months ended December 31, 1995 to $3.15 million the six months ended December 31, 1996. The increase was primarily the result of an increase in loan originations.

   Interest Expense. Interest expense increased $172,600 from $1.57 million in the six months ended December 31, 1995 to $1.74 million in the six months ended December 31, 1996. This resulted from an increase in borrowed funds used to fund increased loan demand.

   Provision for Loan Losses. The provision for loan losses remained unchanged in the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. The provision during the six months ended December 31, 1996 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

   Non-interest Income. Non-interest income decreased $3,800 from $258,000 in the six months ended December 31, 1995 to $254,200 in the six months ended December 31, 1996. The decrease was primarily the result of a decrease of $15,000 in gain on sale of real estate, offset by an increase of $6,400 in real estate operations and an increase of $4,800 in other non-interest income.

   Non-interest Expense. Non-interest expense increased from $860,800 in the six months ended December 31, 1995 to $1,152,500 in the six months ended December 31, 1996. This increase of $291,700 was primarily the result of an increase in FDIC premiums and OTS assessments of $293,100, and an increase in real estate operations expense of $16,400, partially offset by a decrease of $19,200 in salaries and benefit expense. This increase of $291,700 in FDIC premiums and OTS assessments was primarily the result of an increase in SAIF assessment expense of $291,300 due to legislation requiring SAIF insured associations to pay a one-time special assessment of 65.7 cents per $100 of SAIF insured deposits at March 31, 1995 in order to recapitalize the SAIF.

   Income Tax Expense. Income tax expense decreased from $226,200 for the six months ended December 31, 1995 to $171,100 for the six months ended December 31, 1996, a decrease of $55,100. The decrease was primarily due to the tax deduction on the $291,300 special assessment of $102,000, partially offset by an increase in taxes on the increase in net income.

   Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1996, the Association's liquidity ratio was 5.13%, which exceeded the minimum regulatory requirement on such date.

   The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

   Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1996, the Association exceeded all fully phased-in regulatory capital requirements.

   At December 31, 1996, the Association's tangible capital was $9.5 million, or 12.08%, of adjusted total assets, which is in excess of the 1.5% requirement by $8.3 million. In addition, at December 31, 1996, the Association had core capital of $9.5 million, or 12.08%, of adjusted total assets, which exceeds the 3% requirement by $7.1 million. The Association had risk-based capital of $9.7 million at December 31, 1996 or 20.82% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $6.0 million.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information

   As of December 31, 1996, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources of operations.

Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities
         Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
         Not applicable.

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits

         Not applicable

         (b) The following is a description of the Form 8-K's filed during the three months ended December 31, 1996.

         (1) On February 6, 1997 a current report on Form 8-K was filed to announcing second quarter earnings and stock repurchase.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STATEFED FINANCIAL CORPORATION
                                            Registrant


Date:                                    /s/      John F. Golden
     -----------------------------       ----------------------------------
                                         John F. Golden
                                         President and Chief Executive Officer


Date:                                    /s/       Andra K. Black
     -----------------------------       ----------------------------------
                                         Andra K. Black
                                         Executive Vice President and
                                         Chief Financial Officer