Form 10QSB
period 1997-03-31
STATEFED FINANCIAL CORP
filed 1997-05-15
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 -----------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
  ----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     42-1410788
--------------------------------                 ------------------------------
  (State of other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                          or Number)

                    519 Nineth Avenue, Des Moines, Iowa 50309
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         As of May 12, 1997, there were 783,723 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                   Page No.

         Item 1.     Consolidated Financial Statements:

                     Consolidated Statements of Financial Condition
                     as of March 31, 1997 and June 30, 1996                3

                     Consolidated Statements of Operations for
                     the Three Month Periods Ending March 31, 1997
                     and March  31, 1996 and for the Nine Month Periods
                     ending March 31, 1997 and March 31, 1996              4

                     Consolidated Statement of Stockholders'
                     Equity for the Nine Months ended March 31, 1997       5

                     Consolidated Statements of Cash Flows
                     for the Nine Months ended March 31, 1997 and
                     March 31, 1996                                        6

                     Notes to Consolidated Financial Statements            7

         Items 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         9

PART II.             Other Information                                    13

                     Signatures                                           14

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        MARCH 31, 1997 AND JUNE 30, 1996


ASSETS                                                  (Unaudited)
                                                       March 31, 1997       June 30, 1996
                                                       --------------       -------------
Cash and amounts due from depository institutions       $  5,452,737        $  2,564,267
Investments in certificates of deposit                     4,435,365           4,439,567
Investment securities                                      2,331,342           2,347,048
Loans receivable, net                                     67,621,258          62,708,487
Real estate acquired for development                       1,084,523             385,476
Real estate held for investment, net                       1,064,834           1,149,990
Office property and equipment, net                         1,424,347           1,464,796
Federal Home Loan Bank stock, at cost                        950,000             750,000
Accrued interest receivable                                  556,928             533,706
Prepaid expenses and other assets                            360,237             361,287
                                                        ------------        ------------
        TOTAL ASSETS                                    $ 85,281,571        $ 76,704,624
                                                        ============        ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                $ 50,661,765        $ 45,731,828
Advances from Federal Home Loan Bank                      19,000,000          15,000,000
Advances from borrowers for taxes and insurance              113,510             505,749
Accrued interest payable                                      68,947             129,833
Dividends payable                                             79,012              81,349
Income taxes:current and deferred                            181,969             138,255
Other liabilities                                            164,420             189,305
                                                        ------------        ------------
        TOTAL LIABILITIES                               $ 70,269,623        $ 61,776,319
                                                        ------------        ------------
Stockholders' equity:
Common stock                                            $      8,905        $      8,905
Additional paid-in capital                                 8,382,836           8,376,924
Unearned compensation - restricted stock awards             (447,107)           (531,989)
Unrealized gain (loss) on investments                         12,344             (22,251)
Treasury stock                                            (1,443,659)         (1,049,358)
Retained earnings - substantially restricted               8,498,629           8,146,074
                                                        ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY                           $ 15,011,948        $ 14,928,305
                                                        ------------        ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 85,281,571        $ 76,704,624
                                                        ============        ============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Month Periods Ending March 31, 1997 and 1996
          and For the Nine Month Periods Ending March 31, 1997 and 1996

                                       Three Months Ended        Nine Months Ended
                                            March 31                 March 31
                                          (Unaudited)              (Unaudited)
                                    -----------------------   -----------------------
                                       1997         1996         1997         1996
                                    ----------   ----------   ----------   ----------
Interest Income:
Loans                               $1,468,590   $1,317,921   $4,312,208   $3,858,379
Investments                            123,113      106,371      386,290      328,314
Other                                   41,322       34,331       81,597      106,656
                                    ----------   ----------   ----------   ----------
    Total interest income            1,633,025    1,458,623    4,780,095    4,293,349

Interest Expense:
Deposits                               651,425      610,256    1,883,285    1,843,163
Borrowings                             278,673      191,548      790,234      529,488
                                    ----------   ----------   ----------   ----------
    Total interest expense             930,098      801,804    2,673,519    2,372,651

Net interest Income                    702,927      656,819    2,106,576    1,920,698
Provision for loan losses                6,000        6,000       18,000       18,000
                                    ----------   ----------   ----------   ----------

Net interest income after              696,927      650,819    2,088,576    1,902,698
  provision for loan losses

Non-interest Income:
Real estate operations                  99,637       99,076      311,337      304,337
Gain on sale of real estate                 58        2,602       11,129       28,750
Other                                   21,445       14,670       52,885       41,260
                                    ----------   ----------   ----------   ----------
    Total non-interest income          121,140      116,348      375,351      374,347

Non-interest expense:
Salaries and benefits                  204,897      211,561      616,581      642,441
Real estate operations                  63,625       64,363      183,725      174,248
Occupancy and equipment                 32,441       30,558       89,894       84,049
FDIC premiums and OTS assessments        7,600       31,409      364,176       94,948
Data processing                         21,188       18,574       61,997       56,549
Other                                   74,496       74,387      240,330      239,406
                                    ----------   ----------   ----------   ----------
Total non-interest expense             404,247      430,852    1,556,703    1,291,641

Income before income taxes             413,820      336,315      907,224      985,404

Income tax expense                     146,720      117,600      317,860      343,800
                                    ----------   ----------   ----------   ----------
Net income                          $  267,100   $  218,715   $  589,364   $  641,604
                                    ==========   ==========   ==========   ==========

Earnings per share                  $     0.35   $     0.27   $     0.77   $     0.81

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 1997
                                   (Unaudited)

Balance - June 30, 1996                                   $14,928,305

Additional paid in capital                                      5,912

Net unrealized gain on investment securities                   34,595

Dividends  declared                                          (236,809)

Repurchase of 31,000 shares treasury stock                   (503,625)

Stock options exercised (7638 shares)                         109,324

ESOP common stock released for allocation                      57,560

Amortization of MRP contribution                               27,322

Net income                                                    589,364
                                                          -----------
Balance March 31, 1997                                    $15,011,948
                                                          ===========

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Month Periods Ending March 31, 1997 and 1996
                                   (Unaudited)

Cash Flows From Operating Activities                        March 31, 1997       March 31, 1996
------------------------------------                        --------------       --------------
Net Income                                                    $   589,364          $   641,604
Adjustments to rconcile net income to
net cash provided by operating activities:
Depreciation                                                       86,823               87,758
Amortization of purchase loan discounts                            (4,048)             (11,619)
Amortization of MRP and ESOP                                       94,664              157,680
Deferred loan fees                                                 37,360               18,000
Provision for losses on loans                                      13,378               14,476
Change in:
      Accrued interest receivable                                 (23,222)            (102,334)
      Prepaid expenses and other assets                             1,050             (113,365)
      Accrued interest payable                                    (60,886)             (48,993)
      Other Liabilities                                            18,829             (116,568)
                                                              -----------          -----------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES            $   753,312          $   526,639

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of investment securities                             $   200,000          $        --
Maturity of investments in certificates of deposit                  4,202            1,192,766
Purchase of investment securities                                (349,699)          (1,162,025)
Sale of investment securities                                                          277,500
Net increase in loans outstanding                              (4,959,461)          (4,603,096)
Investment in real estate held for development                   (648,836)             (10,157)
Purchase of real estate held for investment                        (5,150)                   0
Purchase of office property and equipment                          (6,279)             (21,687)
                                                              -----------          -----------
     NET CASH FLOWS USED BY INVESTING ACTIVITIES              $(5,765,223)         $(4,326,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                           $ 4,929,937          $    68,817
Advances from the Federal Home Loan Bank                        4,000,000            4,000,000
Repayment of advances from the Federal Home Loan Bank                               (1,000,000)
Net decrease in advances from borrowers                          (392,239)            (383,966)
Proceeds from stock options exercised                             105,454               58,990
Dividends paid                                                   (239,146)            (247,408)
Purchase of treasury stock                                       (503,625)            (253,750)
                                                              -----------          -----------
      NET CASH FLOWS USED BY FINANCING ACTIVITIES             $ 7,900,381          $ 2,242,683
                                                              -----------          -----------

CHANGE IN CASH AND CASH EQUIVALENTS                           $ 2,888,470          $(1,557,377)
                                                              -----------          -----------

CASH AND CASH EQUIVALENTS, beginning of period                $ 2,564,267          $ 3,938,049
                                                              -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                      $ 5,452,737          $ 2,380,672
                                                              ===========          ===========

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Three Month Periods Ending
                        March 31, 1997 and March 31, 1996
     and for the Nine Month Periods Ending March 31, 1997 and March 31, 1996
                                   (Unaudited)

1.       BASIS OF PRESENTATIONS

         The foregoing consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30,
1996). However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Corporation"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

2.       EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three month period ending March 31, 1997, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of shares used in the earnings per share computations were 766,418 for the three month period ending March 31, 1997 and 796,289 for the three month period ending March 3l, l996.

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at March 31, 1997 are as follows:

                                                     Amount            %
                                                    ----------------------
         Tangible Capital:                          (Dollars in thousands)
                  Association's                     $ 9,079          11.27%
                  Requirement                         1,209           1.50
                                                    -------         ------
                  Excess                            $ 7,870           9.77%
         Core Capital:
                  Association's                     $ 9,079          11.27%
                  Requirement                         2,417           3.00
                                                    -------          -----
                  Excess                            $ 6,662           8.27%
         Risk-Based Capital:
                  Association's                     $ 9,333          19.44%
                  Requirement                         3,840           8.00
                                                   --------         ------
                  Excess                            $ 5,493          11.44%

4.       STOCK OPTION PLAN

         During the company's annual meeting held in October, 1994, the stockholders ratified the StateFed Financial Corporation 1993 stock option plan. Under the terms of stock option plan, options to purchase shares of the company's stock at $10 per share were granted. Options for 85,692 were granted under the plan and there were 17,192 shares reserved for future grants. During the three months ended March 31, 1997 options for 6,638 shares were exercised.

5.       STOCK REPURCHASE PLAN

         On January 17, 1997, the Company's Board of Directors authorized management to repurchase up to 39,174 shares of the Company's common stock over the next twelve months. During the three month period ending March 31, 1997, no shares were repurchased.

6.       Recent Developments

         On September 30, 1996 federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Association, equal to 65.7 basis points on each $100 of SAIF-insured deposits maintained by those institutions as of March 31, 1995. The amount of the Association's special assessment was $291,300, which was paid to the FDIC by November 27, 1996 and accrued by the Association at September 30, 1996

         As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, the SAIF insurance premium will range from 0 to 27 basis points per $100 of domestic deposits. Additionally, the FDIC has imposed a Financing Corporation ("FICO") assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on Bank Insurance Fund (BIF) assessable deposit equal to 1.30 basis points per $100 of domestic for the same period.

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

Financial Condition

         The Company's total assets increased $8.6 million, or 11.2%, from $76.7 million at June 30, 1996 to $85.3 million at March 31, 1997. This increase was due primarily to an increase in net loans receivable of $4.9 million and an increase in cash of $2.9 million.

         Net loans receivable increased $4.9 million, or 7.8%, from $62.7 million at June 30, 1996 to $67.6 million at March 31, 1997. The increase in the loan portfolio occurred as a result of an increase in loan originations comprised primarily of adjustable rate mortgage loans and fixed-rate mortgage loans on residential properties.

         Total deposits increased by $4.9 million, or 10.8%, from $45.7 million at June 30, 1996 to $50.6 million at March 31, 1997. Certificate accounts increased $5.1 million, and Now accounts increased $110,000, while passbook accounts decreased $301,000.

         Total borrowed funds increased $4.0 million, or 26.7%, from $15.0 million on June 30, 1996 to $19.0 million on March 31, 1997. The Federal Home Loan Bank borrowings were used primarily to fund the increase in mortgage loans.

         Total stockholders' equity increased $83,600 from $14.9 million at June 30, 1996 to $15.0 million at March 31, 1997. The increase was due primarily to the increase in net income of $589,400, accounting for employee stock awards and options of $200,100, and a change in net unrealized gains on investment securities of $34,600, offset by the result of the treasury stock repurchases of $503,600 and dividends of $236,800.

Comparison of Operating Results for the Three Month Periods Ending March 31, 1997 and March 31, 1996

         General. Net income increased $48,400 to $267,100 for the three months ended March 31, 1997 from $218,700 for the three months ended March 31, 1996. The increase was primarily the result of an increase in net interest income of $46,100, an increase in non-interest income of $4,800, and a decrease in non-interest expense of $26,600, offset by an increase in income tax expense of $29,100.

         Net Interest Income. Net interest income increased $46,100, from $656,800 for the three months ended March 31, 1996 to $702,900 for the three months ended March 31, 1997. This increase was the result of an increase in interest income of $174,400, offset by an increase in interest expense of $128,300.

         Interest Income. Interest income increased $174,400, from $1.46 million for the three months ended March 31, 1996 to $1.63 million for the three months ended March 31, 1997 primarily as a result of an increase in the balance of interest earning assets and slightly higher interest rates.

         Interest Expense. Interest expense increased $128,300 from $801,800 in the three months ended March 31, 1996 to $930,100 in the three months ended March 31, 1997. This increase resulted primarily from an increase in borrowed funds and deposit accounts.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The provision during the three months ended March 31, 1997 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased $4,800 from $116,400 in the three months ended March 31, 1996 to $121,200 in the three months ended March 31, 1997. This increase reflects increased income from the Company's real estate operations as well as increase fee income.

         Non-interest Expense. Non-interest expense decreased from $430,800 in the three months ended March 31, 1996 to $404,200 in the three months ended March 31, 1997. This decrease of $26,600, or 6.2%, was primarily the result of a decrease in FDIC insurance premiums of $23,800 and a decrease in salaries and benefits of $6,700, partially offset by an increase in occupancy and equipment and data processing expenses.

           Income Tax Expense. Income tax expense was $146,700 for the three months ended March 31, 1997 compared to $117,600 for the three months ended March 31, 1996, an increase of $24,700, primarily due to the increase in net income.

Comparison of the Nine Month Periods Ending March 31, 1997 and March 31, 1996

         General. Net income decreased $52,200 from $641,600 for the nine months ended March 31, 1996 to $589,400 for the nine months ended March 31, 1997. The decrease was primarily the result of an increase in non-interest expense of $265,100 related to the one-time SAIF insurance premium assessment, partially offset by an increase in net-interest income of $185,900 and a decrease in income tax expense of $25,900.

         Net Interest Income. Net interest income increased $185,900, from $1,920,700 for the nine months ended March 31, 1996 to $2,106,600 for the nine months ended March 31, 1997. This increase was primarily the result of an increase in the balance of average interest earning assets, offset by slightly higher costs of funds and interest expense associated with increased FHLB borrowings and deposits.

         Interest Income. Interest income increased $486,700, from $4.29 million for the nine months ended March 31, 1996 to $4.78 million the nine months ended March 31, 1997. The increase is a result of an increase in the balance of interest earning assets as well as slightly higher interest rates.

         Interest Expense. Interest expense increased $300,900 from $2.37 million in the nine months ended March 31, 1996 to $2.67 million in the nine months ended March 31, 1997. This resulted from an increase in borrowed funds as well as an increase in the amount in deposits.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. The provision during the nine months ended March 31, 1997 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased $1,000 from $374,300 in the nine months ended March 31, 1996 to $375,300 in the nine months ended March 31, 1997. The increase was primarily the result of an increase in real estate operation income of $7,000, and an increase in other non-interest income of $11,500, offset by a decrease in gains from sale of real estate of $17,700.

         Non-interest Expense. Non-interest expense increased from $1.29 million in the nine months ended March 31, 1996 to $1.56 million in the nine months ended March 31, 1997. This increase of $265,100 was primarily the result of an increase in SAIF insurance premiums and OTS assessments of $269,200, a decrease in loss on sale of real estate, and an increase in real estate operations expense of $9,500, partially offset by a decrease of $25,900 in salaries and benefit expense. This increase of $269,200 in FDIC premiums and OTS assessments was primarily the result of an increase in SAIF assessment expense of $291,300 due to legislation requiring SAIF insured associations to pay a one-time special assessment of 65.7 cents per $100 of SAIF insured deposits at March 31, 1995 in order to recapitalize the SAIF.

         Income Tax Expense. Income tax expense decreased from $343,800 for the nine months ended March 31, 1996 to $317,900 for the nine months ended March 31, 1997, a decrease of $25,900. The decrease was primarily due to the tax deduction on the $291,300 special assessment of $102,000, partially offset by an increase in taxes on the increase in net income before the special assessment.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1997, the Association's liquidity ratio was 8.84%, which exceeded the minimum regulatory requirement on such date.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1997, the Association exceeded all fully phased-in regulatory capital requirements.

         At March 31, 1997, the Association's tangible capital was $9.1 million, or 11.27%, of adjusted total assets, which is in excess of the 1.5% requirement by $7.9 million. In addition, at March 31, 1997, the Association had core capital of $9.1 million, or 11.27%, of adjusted total assets, which exceeds the 3% requirement by $6.7 million. The Association had risk-based capital of $9.3 million at March 31, 1997 or 19.44% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $5.5 million.

Regulatory Developments

         Legislation has been proposed that would require all federal thrift institutions, such as the Bank to either convert to a national bank or a state-chartered depository institution by January 1, 1998. In addition, the Company would no longer be regulated as a thrift holding company, but rather as a bank holding company. The OTS also would be abolished and its functions transferred among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Bank.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information

         As of March 31, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources of operations.

Item 1 -- Legal Proceedings
          Not applicable.

Item 2 -- Changes in Securities
          Not applicable.

Item 3 -- Defaults upon Senior Securities
          Not applicable.

Item 4 -- Submission of Matters to Vote of Security Holders
          Not applicable.

Item 5 -- Other Information
          None

Item 6 -- Exhibits and Reports on Form 8-K
          (a) Exhibits

         Exhibit 27 - Financial Data Schedule

         (b) The following is a description of the Form 8-K's filed during the three months ended March 31, 1997:

                  (1) On February 21, 1997 a current report on Form 8-K was filed announcing a stock repurchase program.

                  (2) On May 12, 1997 a current report on Form 8-K was filed to announcing third quarter earnings

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STATEFED FINANCIAL CORPORATION
                                           Registrant


Date:                                  /s/
     --------------------------           ----------------------------------
                                          John F. Golden
                                          President and Chief Executive Officer



Date:                                  /s/
     --------------------------           ----------------------------------
                                          Andra K. Black
                                          Executive Vice President and
                                          Chief Financial Officer