Form 10KSB
period 1997-06-30
STATEFED FINANCIAL CORP
filed 1997-09-29
CIK 912567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended June 30, 1997
                                       OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from_______________to______________________
           Commission file number 0-22790

                         STATEFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                   42-1410788               (State or other
----------------------------- -----------------------------------
jurisdiction of incorporation (I.R.S. Employer Identification No.)
         or organization)

519 Sixth Avenue, Des Moines, Iowa                50309                 (Address
------------------------------------------------------------------------
of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (515) 282-0236
                                                    ----------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The issuer had $7.1 million of gross income for the year ended June 30, 1997.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 5, 1997, was $14.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 5, 1997, there were issued and outstanding 783,723 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997.

         Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

                                                      PART I

Item 1.  Description of Business

General

         The Company. StateFed Financial Corporation (the "Company"), a Delaware corporation, was formed in September, 1993 to act as the holding company for State Federal Savings and Loan Association of Des Moines ("State Federal" or the "Association") upon the completion of the Association's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Association to be outstanding upon completion of the Conversion. The Conversion was completed on January 4, 1994.

         At June 30, 1997, the Company had $85.7 million of assets and stockholders' equity of $15.2 million (or 17.78% of total assets).

         State Federal is a federally chartered savings and loan association headquartered in Des Moines, Iowa. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States.

         The principal business of the Association consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage and commercial and multi-family real estate loans, and, to a lesser extent, construction and consumer loans primarily in the Association's market area. The Association also invests in U.S. Government and agency obligations and other permissible investments. At June 30, 1997, substantially all of the Association's real estate mortgage loans were secured by properties located in Iowa.

         The Association's revenues are derived primarily from interest on mortgage loans and investments, income from service charges and loan originations, and income from real estate operations through its service corporation subsidiary. The Association does not originate loans to fund leveraged buyouts and has no loans to foreign corporations or governments.

         The Association offers a variety of accounts having a wide range of interest rates and terms. The Association's deposits include passbook accounts, money market savings accounts, NOW, money market checking, and certificate accounts with terms of three months to 60 months. Currently, the Association only solicits deposits in its primary market area and does not accept brokered deposits, although management may on occasion accept brokered deposits in the future as market conditions may dictate.

         The main office of the Association is located at 519 Sixth Avenue, Des Moines, Iowa, which is located in Polk County. Its telephone number at that address is (515) 282-0236. The Association maintains one other office in Des Moines, Iowa. The Association considers its primary market area to comprise parts of Polk, Dallas and Warren Counties.

Lending Activities

         General. Historically, the Association has originated fixed-rate, one-to-four family mortgage loans. In the early 1980's, the Association began to focus on the origination of adjustable-rate mortgage ("ARM") loans, in order to increase the percentage of loans in its portfolio with more frequent repricing than fixed-rate mortgage loans. While the Association has continued to originate fixed-rate mortgage loans in response to customer demand, it has increasingly emphasized ARMs. The Association also, from time to time, purchases loans.

         While the Association primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, it also originates multi-family and commercial real estate and, to a lesser extent, construction and consumer loans in its primary market area. At June 30, 1997, the Association's net loan portfolio totaled $68.2 million.

         The Loan Committee of the Association, comprised of executive officers Golden, Wood and Black and loan officers Komma, Bock and Stravers, has the immediate responsibility for the supervision of the Association's loan portfolio. The Association's loan policy requires full Board approval on all loans. The Board relies heavily on the recommendation of CEO Golden in making its decisions. The Board of Directors has responsibility for the overall supervision of the Association's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.6 million. The principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.4 million at June 30, 1997. Currently, it is the Association's general policy to limit its loans to one borrower to the maximum regulatory limit. The Association reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

         Loan Portfolio Composition. The following table presents the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.


                                                                        June 30,
                                      ---------------------------------------------------------------------------
                                               1997                       1996                      1995
                                      ---------------------------------------------------------------------------
                                       Amount       Percent       Amount       Percent       Amount       Percent
                                      ---------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Real Estate Loans
 One-to-four family..................   44,582       63.93%      $42,842       66.07%       $ 38,137       64.60%
 Multi-family and Commercial.........   20,469       29.35        17,997       27.76          16,794       28.45
 Construction or development.........    3,549        5.09         3,126        4.82           3,639        6.16
                                        ------      ------        ------      ------          ------      ------
     Total real estate loans.........   68,600       98.37        63,965       98.65          58,570       99.21

Other Loans:
 Consumer Loans:
  Deposit account....................      242         .35           176         .27             308         .52
  Home improvement...................      ---         ---             1           4             .01           1
  Other..............................      891        1.28           698        1.08             155         .26
                                        ------      ------        ------      ------          ------      ------
     Total consumer loans............    1,133        1.63           875        1.35             467         .79
                                        ------      ------        ------      ------          ------      ------
     Total loans.....................   69,733      100.00%       64,840      100.00%         59,037      100.00%
                                        ======      ======        ======      ======          ======      ======
Less:
 Loans in process....................     (999)                   (1,567)                     (2,066)
 Deferred fees and discounts.........     (335)                     (325)                       (335)
 Allowance for losses................     (221)                     (240)                       (216)
                                       -------                   -------                    --------
 Total loans receivable, net(1)......  $68,178                   $62,708                    $ 56,420
                                       =======                   =======                    ========


------------

      The following table shows the composition of the Association's loan portfolio by fixed and adjustable rate at the dates indicated.


                                                            1997                         1996                     1995
                                                    --------------------------------------------------------------------------
                                                     Amount      Present         Amount         Percent     Amount     Percent
                                                    --------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One-to-four family.............................   $14,119      20.25%         $12,340          19.03%     $ 8,750     14.82%
  Multi-family and Commercial....................     9,456      13.56            6,449           9.95        5,804      9.83
  Construction or development....................     3,549       5.09            2,309           3.56          676      1.15
                                                     ------     ------           ------         ------       ------    ------
     Total real estate loans.....................    27,124      38.90           21,098          32.54       15,230     25.80
 Consumer........................................     1,133       1.62              875           1.35          467       .79
                                                     ------     ------           ------         ------       ------    ------
     Total fixed-rate loans......................    28,257      40.52           21,973          33.89       15,697     26.59

Adjustable Rate Loans:
 Real estate:
  One-to-four family.............................    30,463      43.69           30,502          47.04       29,387     51.27
  Multi-family and Commercial....................    11,013      15.79           11,548          17.81       10,990     17.12
  Construction or development....................       ---      ---                817           1.26        2,963      5.02
                                                     ------     ------           ------         ------       ------    ------
     Total real estate loans.....................    41,476      59.48           42,867          66.11       43,340     73.41
 Consumer........................................       ---      ---                ---            ---          ---     ---
                                                     ------     ------           ------         ------       ------    ------

     Total adjustable rate loans.................    41,476      59.48           42,867          66.11       43,340     73.41
                                                     ------     ------           ------         ------       ------    ------
     Total loans.................................    69,733     100.00%          64,840         100.00%      59,037    100.00%
                                                                ======                          ======                 ======
Less:
 Loans in process................................      (999)                     (1,567)                     (2,066)
 Deferred fees and discounts.....................      (335)                       (325)                       (335)
 Allowance for loan losses.......................      (221)                       (240)                       (216)
                                                    -------                     -------                     -------
    Total loans receivable, net..................   $68,178                     $62,708                     $56,420
                                                    =======                     =======                     =======

         The following schedule illustrates the interest rate sensitivity of the Association's loan portfolio at June 30, 1997. Mortgages which have fixed, adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                     Real Estate
                                               ------------------------------------------------------------------------
                                                                          Multi-family and           Construction
                                               One-to-four family            Commercial             or Development
                                               ------------------------------------------------------------------------
                                                             Weighted                 Weighted                Weighted
                                                              Average                 Average                  Average
                                               Amount          Rate      Amount         Rate      Amount        Rate
                                               ------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Due During Years Ending June 30, (1)
1998....................................        $ 698         9.510%    $1,358         8.927%    $1,365        9.455%
1999....................................           55         8.919        170         9.382        ---          ---
2000....................................          290         9.151        584         9.873        ---          ---
2001-2005...............................        5,530         9.003      4,595         8.826        900        9.250
After 2005..............................       38,009         8.341     13,762         9.074      1,284        9.535


                                                                     Real Estate
                                               ----------------------------------------------
                                                     Consumer                Total
                                               ----------------------------------------------
                                                             Weighted                Weighted
                                                              Average                Average
                                                Amount        Rate      Amount       Rate
                                               ----------------------------------------------
Due During Years Ending June 30, (1)
1998....................................         $290         8.606%    $3,711         9.205%
1999....................................           85         8.422        310         9.335
2000....................................          110         9.383        984         9.605
2001-2005...............................          573         9.224     11,598         8.963
After 2005..............................           75         9.383     53,130         8.561

_________________
         (1) Includes construction loans which the Association reclassifies as permanent loans once the construction phase is completed.


         The total amount of loans due after June 30, 1998 which have fixed interest rates is $35.9 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $30.2 million.

         One-to-four family Residential Mortgage Lending. Residential loan originations of this type are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Association focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. At June 30, 1997, the Association's one-to-four family residential mortgage loans totaled $44.6 million, or approximately 63.9% of the Association's total gross loan portfolio.

         The Association currently offers ARM payment and fixed-rate mortgage loans. During the year ended June 30, 1997, the Association originated $5.0 million of adjustable-rate real estate loans, which were secured by one-to-four family residential real estate. During the same period, the Association originated $4.9 million of fixed-rate real estate loans, secured by one-to-four family residential real estate. The Association's one-to-four family residential mortgage originations are primarily in its market and surrounding areas, and no such loans were sold during the three year period ended June 30, 1997.

         The Association currently originates up to a maximum of 30-year, fixed-rate, one-to-four family residential mortgage loans in amounts up to 90% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Association's exposure to at or below the 80% loan-to-value level. The Association may consider raising the loan-to-value ratio in the future as regulations permit. Due to consumer demand, the Association also has offered fixed-rate 10- through 15-year mortgage loans, most of which conform to secondary market standards (i.e., Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") standards).

         Interest rates charged on these fixed-rate loans are priced according to market conditions, although management does not currently anticipate offering rates at the most competitive end of the market. Residential loans generally do not include prepayment penalties. As with all loans the Association originates, the Association retains its fixed-rate loans in its portfolio.

         The Association also currently offers primarily thirty year amortization ARM loans with interest rate adjustments occurring after one, and to a lesser extent, three, five and seven year terms with an interest rate margin generally 3.00 basis points over one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust periodically, pursuant to the contractual term. These loans provide for up to a 100 basis point annual cap and a lifetime cap of 600 basis points over the initial rate although the bulk of the Association's ARMs are estimated by management to have 500 basis point lifetime caps. Under the current ARM program, a 500 basis point lifetime cap is being utilized. Under the contractual terms, the majority of such loans do not adjust below the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Association's cost of funds. The Association's ARMs do not permit negative amortization of principal. The Association generally qualifies borrowers above the fully indexed rate.

         In underwriting one-to-four family residential real estate loans, State Federal evaluates, among other things, both the borrower's ability to make monthly payments and the value of the property securing the loan. Currently, virtually all properties securing real estate loans made by State Federal are appraised by independent fee appraisers approved by the Board of Directors or by in-house appraisers. State Federal generally requires borrowers to obtain an attorney's title opinion, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. State Federal does not generally require title insurance. Real estate loans originated by the Association generally contain a "due on sale" clause allowing the Association to declare the unpaid principal balance due and payable upon the sale of the security property.

         Multi-Family and Commercial Real Estate Lending. The Association has also engaged in commercial and multi-family real estate lending in its market area and surrounding areas and has purchased participation interests in such loans from other financial institutions throughout Iowa. At June 30, 1997, the Association had $20.5 million of commercial and multi-family real estate loans, which represented 29.4% of the Association's gross loan portfolio. All of the Association's commercial and multi-family real estate loans were performing in accordance with their repayment terms. A substantial portion of the Association's multi-family and commercial real estate loans were secured by properties located in Iowa. However, the Association had multi-family and commercial real estate loans, with an aggregate balance of $2.1 million at June 30, 1997, secured by real estate located in Texas, Colorado, Nebraska and Wisconsin.

         Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         The Association's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, office buildings, strip shopping centers, motels, nursing homes, and churches. Multi-family and commercial real estate loans generally have terms that do not exceed 30 years. The Association has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 80% of the appraised value of the security property. Multi-family and commercial real estate loans provide for a margin over a designated index which is generally the one-year Treasury bill rate. The Association currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Association generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Association are performed by independent appraisers.

         The following table breaks out the Association's commercial loan portfolio by type of loan.



                                                 June 30,
                                 --------------------------------------------
                                   1997              1996               1995
                                 --------------------------------------------
                                                (In Thousands)
Multi-family...................   $8,231            $ 7,060          $  6,805
Nursing homes..................    1,671              1,701             2,339
Churches.......................    1,164                321               351
Motels.........................    1,336              1,051               366
Shopping Centers...............    1,155              1,244               714
Commercial Buildings...........    6,912              6,620             6,219
                                 -------            -------           -------
     Total.....................  $20,469            $17,997           $16,794

         This portfolio grew by $2.5 million from fiscal 1996 to fiscal 1997, and the portfolio comprised a larger percentage in fiscal 1997, 29.4% of total loans, than it did in fiscal 1996, when commercial loans comprised 27.8% of total loans.

         Construction Lending. The Association engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes and commercial properties in the Association's primary market area and surrounding areas. At June 30, 1997, the Association had $3.5 million of gross construction loans.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for twelve months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         All construction loans to builders require payment of interest only for up to 12 months. At June 30, 1997, all of the Association's construction loans were performing in accordance with their repayment terms, except one loan on a commercial building for $775,000.

         Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

         Consumer Lending. To a lesser extent, State Federal offers secured consumer loans, including auto loans, home equity loans, and loans secured by savings deposits. The Association currently originates all of its consumer loans in its primary market area. The Association originates consumer loans on a direct basis by extending credit directly to the borrower.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, none of the loans in the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not occur in the future.

         The largest component of State Federal's consumer loan portfolio consists of auto loans. At June 30, 1997, such loans totaled $722,900 or approximately 1% of the Association's gross loan portfolio. During the fiscal year ended June 30, 1997, the Association originated $335,000 in auto loans as compared to $532,000 originated in the same period ended June 30, 1996. At June 30, 1997, the Association's consumer loan portfolio totaled $1.1 million or 1.6% of its total gross loan portfolio.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Loans secured by deposit accounts at the Association are currently originated for up to 90% of the account balance with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 200 basis points above the deposit contract rate.

         The underwriting standards employed by the Association for consumer loans, other than loans secured by deposits, include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Originations and Purchases of Loans

         Real estate loans are generally originated by State Federal's staff of salaried loan officers. Loan applications are taken and processed in the office and the branch of the Association.

         While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. The Association is currently a portfolio lender.

         In fiscal 1997, the Association originated $15.3 million of loans, compared to $16.5 million and $14.0 million in fiscal 1996 and 1995, respectively. The Association has experienced significant repayments of loans during the last three fiscal years. Principal repayments in fiscal 1997 increased by $1.2 million to $12.7 million from $11.5 million in fiscal 1996.

         The Association, in recent years, has not purchased mortgage-backed securities.

         In periods of economic uncertainty, the ability of financial institutions, including State Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

         The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.


                                                                             Year Ended June 30,
                                                              -----------------------------------------------
                                                                 1997               1996               1995
                                                              -----------------------------------------------
                                                                               (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one-to-four family........................    $  5,020           $  6,532           $  6,668
              - commercial................................          96                750              3,025
  Non-real estate - consumer..............................         ---                ---                ---
                                                               -------          ---------           --------
         Total adjustable-rate...........................        5,116              7,282              9,693
 Fixed rate:
  Real estate - one-to-four family........................      $4,910          $   4,346           $  2,374
              - commercial................................       4,625              3,966              1,473
  Non-real estate - consumer..............................         667                913                483
                                                               -------          ---------           --------
         Total fixed-rate.................................      10,202              9,225              4,330
                                                               -------          ---------           --------
         Total loans originated...........................      15,318             16,507             14,023

Purchases:
  Real estate - one-to-four family........................    $    ---          $     139           $    ---
              - commercial................................         768                398                ---
  Non-real estate - consumer..............................         ---                ---                ---
                                                               -------          ---------           --------
         Total loans......................................         768                537                ---
  Mortgage-backed securities..............................         ---                ---                ---
                                                               -------          ---------           --------
         Total purchases..................................         768                537                ---
                                                               -------          ---------           --------

Sales and Repayments:
  Real estate - one-to-four family........................    $    ---          $     ---           $    ---
              - commercial................................         ---                ---                ---
  Non-real estate - consumer..............................         ---                ---                ---
                  - commercial
                     business.............................         ---                ---                ---
                                                               -------          ---------           --------
         Total loans......................................         ---                ---                ---
  Mortgage-backed securities..............................         ---                ---                ---
                                                               -------          ---------           --------
         Total sales......................................         ---                ---                ---
  Principal repayments....................................      12,735             11,512              6,596
                                                               -------          ---------           --------
         Total reductions.................................      12,735             11,512              6,596
                                                               -------          ---------           --------
Increase (decrease) in other items,
 net......................................................       2,118                756              (767)
                                                               -------          ---------           --------
         Net increase (decrease)..........................     $ 5,469          $   6,288           $  6,660
                                                               =======          =========           ========

Non-Performing Assets and Classified Assets

         When a borrower fails to make a required payment on real estate secured loans and consumer loans at fifteen days a late charge is automatically assessed and a notice is sent. At 30 days after the payment is due, the Association generally institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by notice and/or telephone, when the payment is 60 days past due. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Association will initiate foreclosure or repossession.

         Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Association will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

     The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                    Real Estate
                                                                                     Commercial and
                                             One-to-four family                       Multi-Family
                                      -----------------------------------------------------------------------
                                       Number      Amount       Percent      Number      Amount       Percent
                                      -----------------------------------------------------------------------
                                                              (Dollars in Thousands)
Loans delinquent for:
 30-59 days.........................     11       $  911        2.04%           1         $ 22         .11%
 60-89 days.........................      8          454        1.02          ---          ---         ---
 90 days and over...................     10          991        2.22          ---          ---         ---
                                      -----       ------        ----            -         ----         ---
     Total delinquent loans.........     29       $2,356        5.28%           1         $ 22         .11%
                                      =====       ======        ====            =         ====         ===


         At June 30, 1997, there was one delinquent construction loan for $775,000 and one consumer loan for $20,000. The ratio of delinquent loans to total loans (net) was 4.43% at June 30, 1997.

         The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio at the dates indicated. Loans are generally placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                                                              June 30,
                                                             ------------------------------------------
                                                               1997              1996              1995
                                                             ------------------------------------------
                                                                       (Dollars in Thousands)
Non-accruing loans:
  One-to-four family...................................      $  810             $ 330             $ 118
     Total.............................................         810               330               118

Accruing loans delinquent more than 90 days:
  One-to-four family...................................         181               148                25
  Multi-family and commercial real estate..............         ---               ---               ---
     Total.............................................         181               148                25

Foreclosed assets:
  One-to-four family...................................         334               ---               ---


Total non-performing assets............................      $1.325              $478              $143
                                                             ======              ====              ====
Total as a percentage of total assets..................       1.54%              .62%              .20%
                                                             ======              ====              ====


         Non-Performing Assets. Included in total non-performing assets are ten mortgage loans on one-to-four family dwellings totaling $991,900. One loan for $35,400 has now been paid in full and one of the properties underlying another loan for $156,000 has been sold and will be paid in full by the end of September. The other eight loans totaling $799,000 are in the foreclosure process and no loss is expected. One of the properties included in the foreclosed assets for $250,000 has been sold and will close in September.

         Other Loans of Concern. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of June 30, 1997 there was also an aggregate of $1.0 million in net book value of loans classified by the Association with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are four single-family loans totaling $227,000, one construction commercial loan for $775,000, and one consumer loan for $20,000. One loan for $53,800 included in the four single-family loans has now been paid in full.

         As of June 30, 1997, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in future.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Association had classified a total of $830,000 of its assets as substandard, $0 were classified as doubtful, and $0 were classified as loss.

         At June 30, 1997, total classified assets comprised $1.9 million or 12.47% of the Association's capital, or 2.22% of the Association's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance.

         Real estate properties acquired through foreclosure are recorded at fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1997, the Association had a total allowance for loan losses of $221,000 or .32% of loans receivable, net. See Notes A and E of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                           Year Ended June 30,
                                                              ---------------------------------------------
                                                               1997               1996                1995
                                                              ---------------------------------------------
                                                                         (Dollars in Thousands)
Balance at beginning of period............................     $240               $ 216             $   194

Charge-offs...............................................     (55)                 ---                 (2)
Recoveries................................................      ---                 ---                 ---
                                                              -----               -----               -----
Net charge-offs...........................................     (55)                                     (2)
Transfer to allowance for decline in
 value of foreclosed real estate..........................      ---                 ---                 ---
Additions charged to operations...........................       36                  24                  24
                                                              -----               -----               -----
Balance at end of period..................................    $ 221               $ 240               $ 216
                                                              =====               =====               =====

Ratio of net charge-offs during the period to average
loans outstanding during the period.......................     .08%                ---%                ---%
                                                              =====               =====               =====
Ratio of net charge-offs during the period to average
non-performing assets.....................................    4.59%                ---%                ---%
                                                              =====               =====               =====

      The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                          June 30,
                            ---------------------------------------------------------------------------------------------
                                             1997                          1996                          1995
                            ---------------------------------------------------------------------------------------------
                                                     Percent                    Percent                         Percent
                                                     of Loans                   of Loans                        of Loans
                                                     in Each                    in Each                         in Each
                                                     Category                   Category                        Category
                                                     to Total                   to Total                        to Total
                                 Amount                Loans        Amount       Loans           Amount           Loans
                            ---------------------------------------------------------------------------------------------
                                                                (Dollars In thousands)
One- to four
 family..................        $ 67                 63.93%        $  64        66.07%         $   58            64.60%
Multi-family and
 Commercial real
 estate..................          51                 29.35            42        27.76              45            28.45
Construction.............         ---                  5.09           ---         4.82             ---             6.16
Consumer.................          11                  1.63           ---         1.35             ---              .79
Unallocated..............          92                   ---           134        ---               113             ---
                                 ----                ------         -----       ------          ------           ------
     Total...............        $221                100.00%        $ 240       100.00%         $  216           100.00%
                                 ====                ======         =====       ======          ======           ======

Investment Activities

         State Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The Association's investment policy objective in this regard sets the Association's desired liquidity between 6% and 12%. As of June 30, 1997, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.41%. See "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Association is to invest funds among various categories of investments and maturities based upon the Association's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Association's asset/liability management policies.

         Cash and Investments in Certificates of Deposit and Other Investments. At June 30, 1997, the Company's cash and interest-bearing deposits in other financial institutions totaled $3.6 million, or 4.24% of its total assets. Certificates of deposits invested in other institutions totaled $4.4 million or 5.18% of its total assets. The Association has a $950,000 investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. The Company has $1.2 million or 1.40% of its total assets invested in corporate securities, which includes preferred common stocks and mutual funds. The Company has $2.3 million or 2.68% of its assets invested in federal agency securities. See Note D of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as
Exhibit 13.

         OTS regulations restrict investments in corporate debt and most equity securities by the Association. These restrictions include prohibitions against investments in the federal agency debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Association's investment activities.

         The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.


                                                                                          June 30,
                                                        ----------------------------------------------------------------------------
                                                                 1997                       1996                      1995
                                                        ----------------------------------------------------------------------------
                                                         Book          % of          Book        % of          Book           % of
                                                         Value         Value         Value       Total         Value          Total
                                                        ----------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
Investment Securities:
     Corporate equity securities.....................   $1,221         27.58        $  723       23.34        $  800          49.66
     Federal agency debt securities..................    2,256         50.96         1,624       52.44           311          19.30
FHLB stock...........................................      950         21.46           750       24.22           500          31.04
                                                        ------       ------         ------      ------        ------         ------
     Total investment
      securities and FHLB
      stock..........................................   $4,427       100.00%        $3,097      100.00%       $1,611         100.00%
                                                        ======       ======         ======      ======        ======         ======
Other Interest-Earning Assets:
  Interest-bearing deposits
   with banks........................................   $3,453        43.80%        $2,413       35.26%       $3,788          40.27%
  Certificates of deposit invested
   in other institutions.............................    4,430        56.20%         4,430       64.74         5,618          59.73
                                                        ------       ------         ------      ------        ------         ------
     Total...........................................   $7,883       100.00%        $6,843      100.00%       $9,406         100.00%
                                                        ======       ======         ======      ======        ======         ======
Average remaining life or term
 to repricing of certificates
 of deposit..........................................   1 year                     2 years                   2 years

Sources of Funds

         General. The Company's primary sources of funds are deposits, borrowings, repayment of loan principal, sales of loan participations, maturing investments in certificates of deposit, and funds provided from operations.

         Borrowings, consisting of FHLB advances, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.

         Deposits. State Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook savings accounts, NOW, and money market accounts, and certificate accounts ranging in terms from three months to 60 months. The Association only solicits deposits from its market area and does not currently use brokers to obtain deposits. The Association relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

         The variety of deposit accounts offered by the Association has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of the Association to attract and maintain certificates of deposit accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Association during the periods indicated.


                                                        Year Ended June 30,
                                          -------------------------------------------------
                                           1997                 1996                1995
                                          -------------------------------------------------
                                                      (Dollars in Thousands)
Opening balance.....................      $45,732             $45,596              $42,776
Deposits............................       58,944              45,658               53,620
Withdrawals.........................      (56,885)            (47,952)             (52,955)
Interest credited...................        2,555               2,430                2,155
                                          -------             -------              -------
Ending balance......................      $50,346             $45,732              $45,596
                                          =======             =======              =======

Net increase (decrease).............       $4,614                $136               $2,820
                                          =======             =======              =======
Percent increase (decrease).........       10.09%                .30%                6.59%
                                          =======             =======              =======

         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                                 Maturity
                                         -------------------------------------------------
                                                        Over         Over
                                         3 Months      3 to 6       6 to 12        Over
                                          or Less      Months       Months       12 months      Total
                                         --------------------------------------------------    --------
                                                            (Dollars in Thousands)
Certificates of deposit less
 than $100,000........................    $5,956      $3,753        $7,916       $16,214        $33,839
Certificates of deposit of
 $100,000 or more.....................     1,701       1,115         1,577         2,880          7,273
                                          ------      ------        ------       -------        -------
Total certificates of
 deposit..............................    $7,657      $4,868        $9,493       $19,094        $41,112
                                          ======      ======        ======       =======        =======


         Borrowings. Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Association desires additional capacity to fund loan demand.

         State Federal's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Association had $19 million in FHLB advances.

         At June 30, 1997, the Association had no repurchase agreements or other borrowings not mentioned above outstanding.

         The following table sets forth certain information including the maximum month-end balance and average balance of FHLB advances at the dates indicated.


                                                           Year Ended June 30,
                                                -------------------------------------------
                                                 1997             1996              1995
                                                -------------------------------------------
                                                           (Dollars In Thousands)
Maximum Balance:
  FHLB advances..............................   $19,000          $15,000           $10,000
                                                =======          =======           =======

Average Balance:
  FHLB advances..............................   $18,500          $11,846           $ 7,083
                                                =======          =======           =======

 Weighted average interest
  rate of FHLB advances......................      6.34%            5.73%             5.97%
                                                =======          =======           =======

Service Corporation Activities

         Federal associations generally may invest up to 2% of their assets in service corporations plus an additional 1% of assets if used for community purposes. In addition, federal associations may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage directly.

         State Federal has one service corporation, State Service Corporation, located in Des Moines, Iowa. State Service Corporation was organized by State Federal in 1976. State Service Corporation owns and operates a 60-unit apartment complex, in Pleasant Hill, Iowa.

         During the fiscal year ended June 30, 1997, State Service Corporation's gross revenues from property management activities (consisting of rental income) totaled approximately $353,000 and expenses (consisting of depreciation, property taxes, maintenance fees, and maintenance) were $292,000. Income tax expense totaled $62,800 for 1997. During fiscal year 1997, State Service Corporation sold an 8-unit apartment complex and realized a gain of $131,000 from the sale. State Service Corporation has not had significant capital expenditures with regard to its real estate operation over the past three fiscal years. Revenues from State Service Corporation's insurance sales totaled approximately $3,600 and interest income on real estate contracts totaled $8,200. See Note G to the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders attached hereto as Exhibit 13.


                                   REGULATION

General

         State Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, State Federal is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of State Federal, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Association are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over State Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, State Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of State Federal were as of March 31, 1996 and June 30, 1994, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1997 was approximately $26,500.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including State Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Association is prescribed by federal law and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. State Federal is in compliance with the noted restrictions.

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Association's lending limit under this restriction was $1,578,000. State Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

         State Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1997, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted on September 30, 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $291,331 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Association's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Association's deposit insurance premiums was reduced to zero for calendar 1997 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC equalized the SAIF and BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Association. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The calendar 1997 rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.48 basis points on SAIF deposits and 1.3 basis points on BIF deposits.

Regulatory Capital Requirements

         Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital.

         At June 30, 1997 the Association had tangible capital of $9.3 million, or 11.60% of adjusted total assets, which is approximately $8.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         At June 30, 1997, the Association had core capital equal to $9.3 million, or 11.60% of adjusted total assets, which is $6.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, State Federal had no capital instruments that qualify as supplementary capital and $221,400 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. State Federal had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1997, the Association had total capital of $10.5 million (including $9.3 million in core capital and $221,400 in qualifying supplementary capital) and risk-weighted assets of $49.5 million or total capital of 19.29% of risk-weighted assets. This amount was $5.6 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authorities of the OTS or FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on the Association's operations and profitability. Holding Company shareholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as State Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk- based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. State Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including State Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Association was in compliance with both requirements, with an overall liquid asset ratio of 7.41% and a short-term liquid assets ratio of 7.41%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Association is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings Association may maintain 60% of its assets specified in Section 770(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of State Federal to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by State Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association examined for CRA compliance in 1990 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of State Federal include the Holding Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Association fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Association is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, State Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, State Federal had $950,000 in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.73% and were 7.06% for fiscal year 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in State Federal's capital.

         For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Des Moines to State Federal totaled $64,300, which constitutes a $20,100 increase from the amount of dividends received in the fiscal year ended June

30, 1996. The $16,600 dividend received for the quarter ended June 30, 1997 reflects an annualized rate of 7.0%, for the same quarter ended June 30, 1996.

Federal and State Taxation

         Prior to the year ended June 30, 1997 savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code") were permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes the amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was also computed under the experience method of the percentage of taxable income method (based on an annual election). Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8% for the years 1987-1995. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of this percentage-of-taxable-income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Pursuant to changes in Federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995.

         The federal tax legislation enacted in August 1996 imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Association, the base-year reserves are the balances as of December 31, 1987. Recapture of the excess reserves will occur over a six-year period which will begin for the bank either in fiscal 1997, fiscal 1998 or fiscal 1999, depending on whether it meets certain residential lending requirements. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its Federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

         Also, under the August 1996 legislation, the Association's base-year Federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Association pays a dividend in excess of its current or accumulated earnings or profits, redeems any of its stock or is liquidated. The Association has not established a deferred federal tax liability under Statement of Financial Accounting Standards ("SFAS") No. 109 for its base-year Federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured. The unrecognized deferred tax liability was $1.7 million at June 30, 1997.


         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Association and its subsidiary have not been audited by the IRS with respect to consolidated federal income tax returns within the past three years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Association) would not result in a deficiency which could have a material adverse effect on the financial condition of the Association and its consolidated subsidiaries.

         Iowa Taxation. The Holding Company and the Association's subsidiaries file Iowa corporation tax returns while the Association files an Iowa franchise tax return.

         Iowa imposes a franchise tax on the taxable income for both mutual and stock savings and loan associations. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax payments and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax.

         Taxable income under the Iowa corporate income tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa tax, no deduction is allowed for Iowa income tax payments; interest from state and municipal obligations is included in income; interest from U.S. obligations is excluded from income; and 50% of federal corporate income tax payments are excluded from income. The Iowa corporate income tax rates range from 6% to 12% and may be effectively increased, in individual cases, by application of a minimum tax provision.

         Delaware Taxation. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         State Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings associations, credit unions and mortgage bankers making loans secured by real estate located in the Association's market area. The Association competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, and loan fees it charges, and the types of loans it originates.

         The Association attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations and credit unions located in the same communities. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

         The Association's primary concentration is Des Moines, Iowa. There are four savings institutions, over 13 commercial banks and approximately 35 credit unions in the Association's market area. The Association estimates its share of the savings market in its primary market area to be approximately 1.0%.

Employees

         At June 30, 1997, the Company and its subsidiary had a total of 16 employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Properties

         The Association conducts its business at its main office and one other location in its primary market area. The following table sets forth information relating to each of the Association's offices as of June 30, 1997.

         The Association owns its branch office and its main office. The total net book value of the Association's premises and equipment (including land, building, furniture, fixtures and equipment) at June 30, 1997 was $1.4 million. See Note I of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                    Total
                                                  Approximate
                               Date                 Square              Net Book Value at
              Location       Acquired               Footage               June 30, 1997
-----------------------------------------------------------------------------------------
Main Office:
  519 Sixth Avenue          January 3, 1995          3,300                  $751,700
  Des Moines, Iowa

Branch Office:
  4018 University               1985                 4,000                  $308,500
  Des Moines, Iowa

         The Association also owns a parcel of land located in Clive, Iowa with a net book value of $287,400 at June 30, 1997. The Association conducts its data processing through a service bureau, NCR Corporation. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1997 was $14,900. The net book value of other furniture and equipment at June 30, 1997 was $58,000.

Item 3.  Legal Proceedings

         State Federal is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. State Service Corporation, the Association's wholly-owned subsidiary is not a party to any legal action. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing State Federal in the proceedings, that the resolution of these proceedings should not have a material effect on State Federal's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

         Page 8 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

         Pages 8 through 17 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1997 is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                              Pages in Annual Report
---------------------                              ----------------------
Independent Auditors' Report                                 17

Consolidated Balance Sheets as of
 June 30, 1997 and 1996                                      18

Consolidated Statements of Income
 for the Years Ended June 30, 1997,
 1996 and 1995                                               19

Consolidated Statements of
 Stockholders' Equity for Years
 Ended June 30, 1997, 1996 and 1995                          20

Consolidated Statements of Cash Flows
 for Years Ended June 30, 1997, 1996
 and 1995                                                    21

Notes to Consolidated Financial
 Statements                                                  22


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997 is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13.          Exhibits and Reports on Form 8-K

                  (a)  Exhibits



                                                                    Reference to
                                                                    Prior Filing
                                                                     or Exhibit
                                                                       Number
  S-B Exhibit                                                         Attached
    Number                  Document                                   Hereto
  -----------      ------------------------------------             ------------
      3(i)         Articles of Incorporation, including                   *
                   amendments thereto


      3(ii)        By-Laws                                                *

      4            Instruments defining the rights of                     *
                   security holders, including
                   debentures

      9            Voting Trust Agreement                                None

     10            Executive Compensation Plans and                       *
                   Arrangements

                   (a)  Employment Contract between:                      *
                        (i) John F. Golden and the Association
                       (ii) Andra K. Black and the Association
                      (iii) Craig Wood and the Association

                   (b)  1993 Stock Option and Incentive                   *
                        Plan

                   (c)  1993 Management Recognition and                   *
                        Retention Plan

                   (d)  Deferred Compensation Agreement                   *

     11            Statement re:  computation of per                     None
                   share earnings

     13            Annual Report to Security Holders                      13

     16            Letter re:  change in certifying                      None
                   accountants

     18            Letter re:  change in accounting                      None
                   principles

                                                               Reference to
                                                               Prior Filing
                                                                or Exhibit
  Regulation                                                      Number
  S-B Exhibit                                                    Attached
    Number                    Document                            Hereto
  -----------         -------------------------------          ------------
     21               Subsidiaries of Registrant                    21

     22               Published report regarding                   None
                      matters submitted to vote
                      of security holders

     23               Consents of Experts and Counsel               23

     24               Power of Attorney                        Not required

     27               Financial Data Schedule                      None

     28               Information from reports                     None
                      furnished to state insurance
                      regulatory authorities

     99               Additional Exhibits                          None
----------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on September 23, 1993 (File No. 33-69314) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (b)  Reports on Form 8-K


              1) Filed on September 21, 1997

              2) Filed on May 15, 1997