Form 10QSB
period 1997-09-30
STATEFED FINANCIAL CORP
filed 1997-11-14
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

  -----------------------------------------------------------------------------

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
  ----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                             42-1410788
       ---------------------------------         ------------------------
        (State of other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)         Identification or Number)

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

         As of November 6, 1997, there were 778,723 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                 Page No.

   Item 1.     Consolidated Financial Statements:

               Consolidated Statements of Financial Condition
               as of September 30, 1997 and June 30, 1997                3

               Consolidated Statements of Income for
               the Three Month Periods Ending September 30, 1997
               and September 30, 1996.                                   4

               Consolidated Statement of Stockholders'
               Equity for the Three Months ended September 30, 1997      5

               Consolidated Statements of Cash Flows
               for the Three Months ended September 30, 1997 and
               September 30, 1996                                        6

               Notes to Consolidated Financial Statements                7

   Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       9

PART II.       Other Information                                        12

               Signatures                                               14

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1997 and June 30, 1997

             ASSETS                                            (Unaudited)
                                                          September 30, 1997        June 30, 1997
Cash and amounts due from depository institutions             $ 5,896,882          $ 3,634,086
Investments in certificates of deposit                          3,452,007            4,435,425
Investment securities available-for-sale                        3,928,498            3,477,168
Loans receivable, net                                          67,894,619           68,177,746
Real estate acquired for development                              445,322              435,484
Real estate held for investment, net                            2,213,519            1,933,532
Property acquired in settlement of loans                          368,497              333,939
Office property and equipment, net                              1,459,717            1,418,982
Federal Home Loan Bank stock, at cost                             950,000              950,000
Accrued interest receivable                                       536,539              567,478
Prepaid expenses and other assets                                 396,840              314,754
                                                         -----------------    -----------------
        TOTAL ASSETS                                          $87,542,440          $85,678,594
                                                         =================    =================


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                      $52,333,096          $50,345,972
Advances from Federal Home Loan Bank                           19,000,000           19,000,000
Advances from borrowers for taxes and insurance                    88,836              490,053
Accrued interest payable                                          188,916              128,881
Dividends payable                                                  78,372               78,372
Income taxes:current and deferred                                 317,492              200,327
Other liabilities                                                 190,650              201,982
                                                         -----------------    -----------------

        TOTAL LIABILITIES                                     $72,197,362          $70,445,587
                                                         -----------------    -----------------

Stockholders' equity:
Common stock                                                       $8,905               $8,905
Additional paid-in capital                                      8,421,311            8,398,857
Unearned compensation - restricted stock awards                 (400,205)             (423,576)
Unrealized gain on investments                                     89,514               57,462
Treasury stock                                                 (1,672,734)          (1,560,859)
Retained earnings - substantially restricted                    8,898,287            8,752,218
                                                         -----------------    -----------------

   TOTAL STOCKHOLDERS' EQUITY                                  15,345,078          $15,233,007
                                                         -----------------    -----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $87,542,440          $85,678,594
                                                         =================    =================

                         STATEFED FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended September 30, 1997 and 1996

                                                              Three Months Ended
                                                                September 30,
                                                                 (Unaudited)
                                            -------------------------  ----------------------
                                                      1997                     1996
                                            -------------------------  ----------------------
Interest Income:
Loans                                                     $1,430,883              $1,394,587
Investments                                                  150,888                 128,913
Other                                                         51,492                  25,672
                                            -------------------------  ----------------------
    Total interest income                                  1,633,263               1,549,172

Interest Expense:
Deposits                                                     706,047                 605,344
Borrowings                                                   291,999                 232,824
                                            -------------------------  ----------------------
    Total interest expense                                   998,046                 838,168

Net interest income                                          635,217                 711,004
Provision for loan losses                                      6,000                   6,000
                                            -------------------------  ----------------------

Net interest income after
  provision for loan losses                                  629,217                 705,004

Non-interest income:
Real estate operations                                        94,370                  97,684
Other                                                         17,064                  14,219
                                            -------------------------  ----------------------
    Total non-interest income                                111,434                 111,903

Non-interest expense:
Salaries and benefits                                        217,225                 202,880
Real estate operations                                        63,088                  59,906
Occupancy and equipment                                       29,229                  26,733
SAIF special assessment                                            -                 291,331
FDIC premiums and OTS assessments                              9,938                  32,201
Data processing                                               22,050                  20,016
Other                                                         57,515                  80,841
                                            -------------------------  ----------------------
Total non-interest expense                                   399,045                 713,908
                                            -------------------------  ----------------------

Income before income taxes                                   341,606                 102,999


Income tax expense                                           117,165                  35,820
                                            -------------------------  ----------------------

Net income                                                $  224,441              $   67,179
                                            =========================  ======================

Earnings per share                                        $     0.29              $     0.09


                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Three Months Ended September 30, 1997
                                  (Unaudited)


Balance - June 30, 1997                                  $15,233,007

Additional paid in capital                                    22,454

Net unrealized gain on investment securities                  32,052

Dividends declared                                           (78,372)

Repurchase of 5,000 shares treasury stock                   (111,875)

ESOP common stock released for allocation                     18,550

Amortization of MRP contribution                               4,821

Net income                                                   224,441
                                                         -----------

Balance September 30, 1997                               $15,345,078
                                                         ===========

                         STATEFED FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1997 and September 30, 1996
                                  (Unaudited)

                                                                                       Nine Months
                                                                                    Ended September 30,
Cash Flows From Operating Activities                                          1997                    1996
------------------------------------                                  ---------------------   ---------------------
Net Income                                                                      $  224,441             $    67,179
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                                        21,103                  28,786
Amortization of purchase loan discounts                                                  -                  (3,203)
Amortization of MRP and ESOP                                                        45,825                  42,247
Deferred loan fees                                                                 (5,532)                    (928)
Provision for losses on loans                                                        6,000                   6,000
Change in:
      Accrued interest receivable                                                   30,939                 (21,850)
      Prepaid expenses and other assets                                           (82,086)                 (38,772)
      Accrued interest payable                                                      60,035                  52,033
      Other liabilities                                                            105,833                 358,913
                                                                      ---------------------   ---------------------
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES                          $  406,558             $   490,405

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Maturity of investments in certificates of deposit                              $  983,418             $     1,401
Purchase of investment securities                                                 (619,278)               (200,634)
Proceeds from maturing investment securities                                       200,000                       0
Net increase in loans outstanding                                                  282,659              (3,597,880)
Investment in real estate held for development                                      (9,838)               (166,890)
Investment in real estate acquired in settlement of loans                          (34,558)                      0
Purchase of real estate held for investment                                       (287,729)                 (5,150)
Purchase of office property and equipment                                          (54,096)                 (3,208)
                                                                      ---------------------   ---------------------
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                          $  460,578             $(3,972,361)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net increase (decrease) in deposits                                             $1,987,124                $685,522
Advances from the Federal Home Loan Bank                                         4,000,000               4,000,000
Repayment of advances from the Federal Home Loan Bank                           (4,000,000)                      -
Net decrease in advances from borrowers                                           (401,217)               (394,208)
Proceeds from stock options exercised                                                    -                  10,000
Dividends paid                                                                     (78,372)                (81,349)
Purchase of treasury stock                                                        (111,875)               (403,125)
                                                                      ---------------------   ---------------------
      NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           $1,395,660             $ 3,816,840
                                                                      ---------------------   ---------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                             $2,262,796             $   334,884
-----------------------------------
                                                                      ---------------------   ---------------------

CASH AND CASH EQUIVALENTS, beginning of period                                  $3,634,086             $ 2,564,267
-------------------------
                                                                      ---------------------   ---------------------

CASH AND CASH EQUIVALENTS, end of period                                        $5,896,882             $ 2,899,151
-------------------------
                                                                      =====================   =====================


                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the Three Months Ended
                    September 30, 1997 and September 30, 1996
                                   (Unaudited)

1.       BASIS OF PRESENTATIONS

         These consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30,
1997). These consolidated financial statements were prepared in accordance with institutions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Corporation"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

2.       EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of Common Stock is computed by dividing net income for the period by the weighted average number of common stock and common stock equivalents outstanding during the three month period ending September 30, 1997, plus the shares that would be issued assuming the conversion of dilutive stock options. The weighted average number of shares used in the earnings per share computations were 767,451 for the three month period ending September 30, 1997.

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at September 30, 1997 are as follows:

                                                           Amount              %
                                                          -------------------------
         Tangible Capital:                                  (Dollars in thousands)
                  Association's                            $ 8,549          10.42%
                  Requirement                                1,230           1.50
                                                            -------         ------
                  Excess                                   $ 7,319           8.92%
         Core Capital:
                  Association's                            $ 8,549          10.42%
                  Requirement                                2,461           3.00
                                                            -------          -----
                  Excess                                   $ 6,088           7.42%
         Risk-Based Capital:
                  Association's                            $ 8,776          18.56%
                  Requirement                                3,782           8.00
                                                           --------         ------
                  Excess                                   $ 4,994          10.56%


4.       STOCK OPTION PLAN

         During the company's annual meeting held in October, 1994, the stockholders ratified the StateFed Financial Corporation 1993 stock option plan. Under the terms of stock option plan, options to purchase shares of the company's stock at $10 per share were granted. Options for 85,692 were granted under the plan and there were 17,192 shares reserved for future grants. During the three months ended September 30, 1997 no options were exercised.

5.       STOCK REPURCHASE PLAN

         On January 17, 1997, the Company's Board of Directors authorized management to repurchase up to 39,170 shares of the Company's common stock over the next twelve months. During the three month period ending September 30, 1997, 5,000 shares were repurchased. As of November 5, 1997, 11,400 shares have been repurchased since January 17, 1997, at a cost of $229,075.

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

Financial Condition

         The Company's total assets increased $1.8 million, from $85.7 million at June 30, 1997 to $87.5 million at September 30, 1997. This increase was due primarily to an increase in cash and amounts due from depository institutions of $2.3 million, and an increase in investment securities available-for-sale of $451,000, partially offset by a decrease in investments in certificate of deposits of $983,000, and a decrease in net loans receivable of $283,000.

         Cash and amounts due from depository institutions increased $2.3 million, from $3.6 million at June 30, 1997 to $5.9 million at September 30, 1997. The increase in cash and amounts due from depository institutions occurred as a result of an increase in deposits of $2.0 million and maturities of certificates of deposits of $1.0 million, partially offset by an increase in investment securities of $451,000 and a decrease in advances from borrowers for taxes and insurance of $400,000.

         Net loans receivable decreased $283,000, from $68.2 million at June 30, 1997 to $67.9 million at September 30, 1997. Repayment of principal totaled $3.1 million for the three month period, while loan origination's totaled $3.2 million.

         Total deposits increased by $2.0 million from $50.3 million at June 30, 1997 to $52.3 million at September 30, 1997. Certificate accounts increased $1.9 million, money market fund accounts increased $116,000, NOW accounts increased $168,000, while passbook accounts decreased $228,000.

         Total stockholders' equity increased $112,000 from $15.2 million at June 30, 1997 to $15.3 million September 30, 1997. The increase was primarily the result of net earnings of $224,400 for the three month period ending September 30, 1997, partially offset by $111,900 reflecting the cost to repurchase the Company's stock.

Comparison of Operating Results for the Three Month Periods Ending September 30, 1997 and September 30, 1996

         General. Net income increased $157,300 to $224,500 for the three months ended September 30, 1997 from $67,200 for the three months ended September 30, 1996. The increase in net income was primarily due a decrease in non-interest expense of $314,900, primarily as a result of a one-time special assessment on SAIF insured deposits during 1996, partially offset by a $81,300 increase in income tax expense and a decrease in net interest income of $75,800.

         Net Interest Income. Net interest income decreased $75,800, from $711,000 for the three months ended September 30, 1996 to $635,200 for the three months ended September 30, 1997. This decrease was primarily the result of an increase in interest income of $84,100, offset by an increase in interest expense of $159,000.

         Interest Income. Interest income increased $84,100, from $1.5 million for the three months ended September 30, 1996 to $1.6 million for the three months ended September 30, 1997, as a result of an increase in interest earned on the loan portfolio of $36,300 as well as an increase in interest on investments of $22,000, and an increase in other interest income of $25,800.

         Interest Expense. Interest expense increased $159,900 from $838,200 in the three months ended September 30, 1996 to $998,100 in the three months ended September 30, 1997. This increase resulted from an increase in interest paid on borrowed funds of $59,200 and an increase in interest paid on deposits of $100,700 reflecting a generally higher interest rate environment.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended September 30, 1997 as compared to the three months ended Sepember 30, 1996. The provision during the three months ended September 30, 1997 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income decreased from $111,900 in the three months ended September 30, 1996 to $111,400 in the three months ended September 30, 1997. The $500 decrease was the result of a decrease in income from real estate operations of $3,300, offset by an increase of $2,800 in other income.

         Non-interest Expense. Non-interest expense decreased from $713,900 in the three months ended September 30, 1996 to $399,000 in the three months ended September 30, 1997. This decrease of $314,900, was primarily the result of a decrease in SAIF assessment expense of $291,300, due to legislation requiring SAIF insured associations to pay a one-time special assessment in 1996, a decrease of $23,300 in FDIC premiums and OTS assessments, and a decrease of $23,300 in other non-interest expense, partially offset by an increase of $14,300 for salaries and benefits.

           Income Tax Expense. Income tax expense was $117,200 for the three months ended September 30, 1997 compared to $35,800 for the three months ended September 30, 1996, an increase of $81,400, primarily due to the tax deduction on the $291,300 special SAIF assessment of $102,000.
                                       10.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1997, the Association's liquidity ratio was 10.57%, which exceeded the minimum regulatory requirement on such date.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1997, the Association exceeded all fully phased-in regulatory capital requirements.

         At September 30, 1997, the Association's tangible capital was $8.5 million, or 10.42%, of adjusted total assets, which is in excess of the 1.5% requirement by $7.3 million. In addition, at September 30, 1997, the Association had core capital of $8.5 million, or 10.42%, of adjusted total assets, which exceeds the 3% requirement by $6.1 million. The Association had risk-based capital of $8.8 million at September 30, 1997 or 18.56% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $5.0 million.

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

         Year 2000 Issues; the Company uses third-party service bureaus to process and maintain electronic data, management continues to monitor the efforts of these third-parties in addressing Year 2000 issues and believes the vendors will soon be certified as Year 2000 compliant.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information
                           ---------------------------

         As of September 30, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1- Legal Proceedings
        -----------------
         Not applicable.

Item 2 - Changes in Securities
         ---------------------
         Not applicable.

Item 3 - Defaults upon Senior Securities
         -------------------------------
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------
         (a) The annual meeting of stockholders was held on October 22, 1997
         (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below.

Election of the following Directors to a three year term:

                              For           Withheld      Broker Non-Votes
                            -------         --------      ----------------

Eugene McCormick            633,689           7342              12.400
Sidney Ramey                637,681           3350              12.400
Andra K. Black              636,655           4376              12.400

Ratification of Vroman, McGowan, Hurst, Clark & Smith, PC as auditors for the Company for the fiscal year ending June 30, 1997.

                            For                640,481
                            Against                500
                            Abstain                 50
                            Broker Non-Votes    12,400

Item 5 - Other Information
         -----------------
         None

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits

             Not applicable.

         (b) The following is a description of the Form 8-K's filed during the three months ended September 30, 1997:

                  1. On October 21, 1997, a current report on Form 8-K was filed to announce stock dividend

                  2. On October 30, 1997, a current report on Form 8-K was filed to announce first quarter earnings

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STATEFED FINANCIAL CORPORATION
                                               Registrant


Date: November 11, 1997                /s/ John F. Golden
      -----------------                  -------------------------------------
                                         John F. Golden
                                         President and Chief Executive Officer


Date: November 11, 1997                /s/ Andra K. Black
      -----------------                  -------------------------------------
                                         Andra K. Black
                                         Executive Vice President and
                                         Chief Financial Officer