Form 10QSB
period 1997-12-31
STATEFED FINANCIAL CORP
filed 1998-02-17
CIK 912567

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

 -----------------------------------------------------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 1997

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

         As of February 12, 1998, there were 1,559,596 shares of the Registrant's common stock issued and outstanding.

                        STATEFED FINANCIAL CORPORATION

                                  Form 10-QSB

                                     Index

Financial Information                                                 Page No.

   Item 1.  Consolidated Financial Statements:

            Consolidated Statements of Financial Condition
            as of December 31, 1997 and June 30, 1997                     3

            Consolidated Statements of Operations for the Three
            Month Periods Ending December 31, 1997 and December
            31, 1996 and for the Six Month Periods ending
            December 31, 1997 and December 31, 1996 4

            Consolidated Statement of Stockholders'
            Equity for the Six Months ended December 31, 1997             5

            Consolidated Statements of Cash Flows
            for the Six Months ended December 31, 1997  and
            December 31, 1996                                             6

            Notes to Consolidated Financial Statements                    7

   Items 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9

PART II.    Other Information                                            13

            Signatures                                                   14

                        STATEFED FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     December 31, 1997 and June 30, 1997


PART I. Financial Information
Item 1. Financial Statements

                                                                            (Unaudited)
                                                             December 31, 1997         June 30, 1997
ASSETS
Cash and amounts due from depository institutions                $8,845,252              $3,634,086
Investments in certificates of deposit                            2,073,825               4,435,425
Investment securities                                             3,240,743               3,477,168
Loans receivable, net                                            68,377,526              68,177,746
Real estate acquired for development                                210,542                 435,484
Real estate held for investment, net                              2,264,864               1,933,532
Property acquired in settlement of loans                            246,077                 333,939
Office property and equipment, net                                1,497,143               1,418,982
Federal Home Loan Bank stock, at cost                               950,000                 950,000
Accrued interest receivable                                         544,624                 567,478
Prepaid expenses and other assets                                   357,225                 314,754
                                                                -----------             -----------
        TOTAL ASSETS                                            $88,607,821             $85,678,594
                                                                ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                        $53,147,460             $50,345,972
Advances from Federal Home Loan Bank                             19,000,000              19,000,000
Advances from borrowers for taxes and insurance                     336,219                 490,053
Accrued interest payable                                              1,431                 128,881
Dividends payable                                                    77,872                  78,372
Income taxes:current and deferred                                   200,557                 200,327
Other liabilities                                                   199,873                 201,982
                                                                -----------             -----------
        TOTAL LIABILITIES                                       $72,963,412             $70,445,587
                                                                -----------             -----------
Stockholders' equity:
Common stock                                                         $8,905                  $8,905
Additional paid-in capital                                        8,452,831               8,398,857
Unearned compensation - restricted stock awards                    (377,066)               (423,576)
Unrealized gain (loss) on investments                               138,519                  57,462
Treasury stock                                                   (1,672,734)             (1,560,859)
Retained earnings - substantially restricted                      9,093,954               8,752,218
                                                                -----------             -----------
   TOTAL STOCKHOLDERS' EQUITY                                   $15,644,409             $15,233,007
                                                                -----------             -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $88,607,821             $85,678,594
                                                                ===========             ===========

                                      3

                        STATEFED FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ending December 31, 1997 and 1996
           and For the Six Months Ending December 31, 1997 and 1996


                                                         Three Months Ended             Six Months Ended
                                                             December 31                   December 31
                                                             (Unaudited)                   (Unaudited)
                                                      --------------------------    ----------------------------
                                                        1997            1996            1997            1996
                                                        ----            ----            ----            ----
Interest Income:
Loans                                                 $1,557,121      $1,449,030     $2,988,005      $2,843,617
Investments                                              130,116         122,532        281,004         251,445
Other                                                     85,383          26,335        136,875          52,008
                                                      ----------      ----------     ----------      ----------
    Total interest income                              1,772,620       1,597,897      3,405,884       3,147,070

Interest Expense:
Deposits                                                 713,068         626,517      1,419,115       1,231,861
Borrowings                                               289,555         278,736        581,555         511,561
                                                      ----------      ----------     ----------      ----------
    Total interest expense                             1,002,623         905,253      2,000,670       1,743,422

Net interest Income                                      769,997         692,644      1,405,214       1,403,648
Provision for loan losses                                  6,000           6,000         12,000          12,000
                                                      ----------      ----------     ----------      ----------

Net interest income after
  provision for loan losses                              763,997         686,644      1,393,214       1,391,648

Non-interest Income:
Real estate operations                                   105,949         112,995        200,254         211,701
Gain on sale of real estate                                1,772          11,004          1,836          11,070
Other                                                     23,400          17,222         58,465          31,441
                                                      ----------      ----------     ----------      ----------
    Total non-interest income                            131,121         141,221        260,555         254,212

Non-interest expense:
Salaries and benefits                                    247,118         208,805        464,342         411,684
Real estate operations                                    68,458          61,000        131,546         121,995
Occupancy and equipment                                   25,931          28,824         55,160          55,558
FDIC premiums and OTS assessments                          9,938          33,045         19,876         356,577
Data processing                                           21,009          20,793         43,059          40,808
Other                                                    113,059          84,993        188,575         165,834
                                                      ----------      ----------     ----------      ----------
    Total non-interest expense                           485,513         437,460        902,558       1,152,456
                                                      ----------      ----------     ----------      ----------

Income before income taxes                               409,605         390,405        751,211         493,404

Income tax expense                                       136,565         135,320        253,730         171,140
                                                      ----------      ----------     ----------      ----------
Net income                                              $273,040        $255,085       $497,481        $322,264
                                                      ==========      ==========     ==========      ==========
Earnings per share                                         $0.18           $0.17          $0.33           $0.22
Earnings per share-assuing dilution                        $0.18           $0.17          $0.32           $0.21

                        STATEFED FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Six Months Ended December 31, 1997
                                 (Unaudited)


Balance - June 30, 1997                                             $15,233,007
Additional paid in capital                                               53,974
Net unrealized gain on investment securities                             81,056
Dividends declared                                                     (155,745)
Repurchase of 5,000 shares treasury stock                              (111,875)
ESOP common stock released for allocation                                36,875
Amortization of MRP contribution                                          9,636
Net income                                                              497,481
                                                                    -----------
Balance December 31, 1997                                           $15,644,409
                                                                    ===========

                        STATEFED FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Six Month Periods Ending December 31, 1997 and December 31, 1996
                                 (Unaudited)

                                                                 December 31, 1997       December 31, 1996
                                                                 -----------------       -----------------
Cash Flows From Operating Activities
Net Income                                                           $  497,481            $   322,264
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                             40,263                 58,696
Amortization of purchase loan discounts                                  (7,738)                (4,048)
Amortization of MRP and ESOP                                            100,484                 85,729
Deferred loan fees                                                       (6,388)                28,137
Provision for losses on loans                                             5,623                 12,000
Change in:
      Accrued interest receivable                                        22,854                (13,657)
      Prepaid expenses and other assets                                 (42,471)                 8,493
      Accrued interest payable                                         (127,450)              (126,461)
      Other Liabilities                                                  (1,879)                  (507)
                                                                    -----------           ------------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                   $  480,779            $   370,646

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of investments in certificates of deposit                   $2,361,600                 $2,801
Purchase of investment securities                                      (632,518)              (201,388)
Proceeds from maturiting investment securities                          950,000                200,000
Net increase in loans outstanding                                      (191,277)            (5,333,163)
Investment in real estate held for development                          224,942               (283,047)
Investment in real estate acquired in settlement of loans                87,862                     --
Purchase of real estate held for investment                            (347,016)                (5,150)
Purchase of office property and equipment                              (102,740)                (6,198)
                                                                    -----------           ------------
  NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES             $2,350,853            $(5,626,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                  $2,801,488            $ 2,484,452
Advances from the Federal Home Loan Bank                             11,000,000              4,000,000
Repayment of advances from the Federal Home Loan Bank               (11,000,000)                    --
Net decrease in advances from borrowers                                (153,834)               (40,174)
Proceeds from stock options exercised                                        --                 10,000
Dividends paid                                                         (156,245)              (160,796)
Purchase of treasury stock                                             (111,875)              (503,625)
                                                                    -----------           ------------
  NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                    $2,379,534            $ 5,789,857
                                                                    -----------           ------------
CHANGE IN CASH AND CASH EQUIVALENTS                                  $5,211,166            $   534,358
                                                                    -----------           ------------
CASH AND CASH EQUIVALENTS, beginning of period                       $3,634,086            $ 2,564,267
                                                                    -----------           ------------
CASH AND CASH EQUIVALENTS, end of period                             $8,845,252            $ 3,098,625
                                                                    ===========          =============

                        STATEFED FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Three Months Ending December 31, 1997 and December 31, 1996
    And for the Six Months Ending December 31, 1997 and December 31, 1996
                                  (Unaudited)


1.       BASIS OF PRESENTATIONS

         The foregoing consolidated financial statements are unaudited (with the exception of the Consolidated Statements of Financial Condition for June 30, 1997). However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Company"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

2.        EARNINGS PER SHARE OF COMMON STOCK

     The Company has adopted Statement of Financial Accounting Standard No. 123, "Earnings Per Share" for periods ending after December 15, 1997. This new Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Statement also requires restatement of all prior-period EPS data presented.

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for the periods reflect the 1-for-1 stock split on October 31, 1997.

                                                       Three Months Ended                  Six Months Ended
                                                          December 31                        December 31
                                                 -------------------------------    -------------------------------
                                                      1997            1996               1997            1996
                                                 --------------- ---------------    --------------- ---------------
Net income - available to common
stockholders in the computation of basic
earnings per share and diluted earnings
per share                                          $    273,040     $   255,085        $   497,181     $   322,264


Weighted  average  number of common
hares used in basic earnings per share                1,481,791       1,479,942          1,484,241       1,491,410

Effect of dilutive stock options                         62,465          44,073             58,277          42,375
                                                   ============     ===========        ===========     ===========

Weighted average number of common
shares and dilutive potential common
stock used in diluted earnings per share              1,544,256       1,524,015          1,542,518       1,533,785
                                                   ============     ===========        ===========     ===========

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at December 31, 1997 are as follows:

                                              Amount            %
                                              -----------------------
         Tangible Capital:                   (Dollars in thousands)
                  Association's              $ 8,876           10.66%
                  Requirement                  1,248            1.50%
                                             -------         -------
                  Excess                     $ 7,628            9.16%
         Core Capital:
                  Association's              $ 8,876           10.66%
                  Requirement                  2,497            3.00%
                                             -------          ------
                  Excess                     $ 6,379            7.66%
         Risk-Based Capital:
                  Association's              $ 9,103           18.94%
                  Requirement                  3,844            8.00%
                                             -------          ------
                  Excess                     $ 5,259           10.94%



4.       STOCK OPTION PLAN

         During the company's annual meeting held in October, 1994, the stockholders ratified the Company's 1993 stock option plan. Under the terms of stock option plan, options to purchase shares of the company's stock at $10 per share were granted. Options for 85,692 were granted under the plan and there were 17,192 shares reserved for future grants. During the three months ended December 31, 1997 no options were exercised.

5.       STOCK REPURCHASE PLAN

         On January 17, 1997, the Company's Board of Directors authorized management to repurchase up to 39,000 shares of the Company's common stock over the next twelve months. During the three month period ending December 31, 1997, no shares were repurchased. A total of 11,400 shares have been repurchased since January 17, 1997, at a cost of $229,605.

                                 PART I ITEM 2

                        STATEFED FINANCIAL CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

         The accompanying Consolidated Financial Statements include StateFed Financial Corporation (the "Company") and its wholly owned subsidiary, State Federal Savings and Loan Association (the "Association or State Federal"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Association's net interest margin, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The Association's net income is also affected by the level of its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

Financial Condition

         The Company's total assets increased $2.9 million, or 3.4%, from $85.7 million at June 30, 1997 to $88.6 million at December 31, 1997. This increase was due primarily to an increase in cash of $5.2 million, partially offset by a decrease in investments in certificates of deposit of $2.4 million.

         Net loans receivable increased $200,000, from $68.2 million at June 30, 1997 to $68.4 million at December 31, 1997. The increase in the loan portfolio occurred as a result of an increase in loan originations comprised primarily of adjustable rate mortgage loans and fixed-rate mortgage loans on residential properties.

         Total deposits increased by $2.8 million, or 5.6%, from $50.3 million at June 30, 1997 to $53.1 million at December 31, 1997. Certificate accounts increased $2.5 million, money market fund accounts increased $161,000, Now accounts increased $395,600, while passbook accounts decreased $209,000.

         Total stockholders' equity increased $411,400 from $15.2 million at June 30, 1997 to $15.6 million at December 31, 1997. The increase was primarily to net income of $497,500, amortization of employee stock awards and options of $100,500, and a change in net unrealized gain on investments securities of $8l,100, offset by the result of treasury stock repurchase of $111,900 and dividends of $155,800.

Comparison of Operating Results for the Three Months Ending December 31, 1997 and December 31, 1996

         General. Net income increased $17,900 to $273,000 for the three months ended December 31, 1997 from $255,100 for the three months ended December 31, 1996. The increase was primarily the result of an increase in net interest income of $77,400, partially offset by an increase in non-interest expense of $48,100, a decrease in non-interest income of $10,100, and an increase in income tax expense of $1,200.

         Net Interest Income. Net interest income increased $77,400, or 11.2%, from $692,600 for the three months ended December 31, 1996 to $770,000 for the three months ended December 31, 1997. This increase was primarily the result of a $108,100 increase in interest earned on loans receivable, an increase of $59,100 in other interest, and an increase of $7,600 in interest earned on investments, offset by a $86,600 increase in interest paid on savings deposits and a $10,800 increase in interest paid on borrowed funds.

         Interest Income. Interest income increased $174,700, to $1,772,600 for the three months ended December 31, 1997 to $1,597,900 for the three months ended December 31, 1996 as a result of an increase in net loans receivable.

         Interest Expense. Interest expense increased $97,400 from $905,200 in the three months ended December 31, 1996 to $1,002,600 in the three months ended December 31, 1997 . This increase resulted primarily from an increase in interest paid on deposits and, to a lesser extent, an increase in interest paid on borrowed funds.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. The provision during the three months ended December 31, 1997 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income decreased $10,100 from $141,200 in the three months ended December 31, 1996 to $131,100 in the three months ended December 31, 1997, primarily as a result of a decrease in the gain on sale of real estate.

         Non-interest Expense. Non-interest expense increased from $437,500 in the three months ended December 31, 1996 to $485,500 in the three months ended December 31, 1997. This increase of $48,000, or 11.0%, was primarily the result of a increase in other non-interest expense of $28,100, an increase in salaries and benefits of $38,400, and an increase in real estate operations of $7,000, partially offset by a decrease in FDIC premiums and OTS assessments of $23,100 and a decrease in occupancy and equipment expenses of $2,900.

           Income Tax Expense. Income tax expense was $136,600 for the three months ended December 31, 1997 compared to $135,300 for the three months ended December 31, 1996, an increase of $1,300. This increase was primarily due to the increase in net income.


Comparison of the Six Months Ending December 31, 1997 and December 31, 1996

         General. Net income increased $175,200 from $322,300 for the six months ended December 31, 1996 to $497,500 for the six months ended December 31, 1997. The increase was primarily the result of an decrease in non-interest expense of $249,900 and an increase in non-interest income of $6,300, partially offset by an increase in income tax expense of $82,600.

         Net Interest Income. Net interest income was $1.4 million for the six months ended December 31, 1996 and for the six months ended December 31, 1997. An increase in loan interest income was offset by an increase in interest paid on deposits.

         Interest Income. Interest income increased $258,800, or 8.2% from $3.1 million for the six months ended December 31, 1996 to $3.4 million the six months ended December 31, 1997. The increase was primarily the result of an increase in loan originations.

         Interest Expense. Interest expense increased $257,000 from $1.7 million in the six months ended December 31, 1996 to $2.0 million in the six months ended December 31, 1997. This resulted primarily from an increase in deposits.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 . The provision during the six months ended December 31, 1997 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased $6,300 from $254,200 in the six months ended December 31, 1996 to $260,500 in the six months ended December 31, 1997. The increase was primarily the result of an increase of $27,000 in other non-interest income, offset by a decrease of $11,500 in real estate operations and a decrease of $9,200 in gain on sale of real estate.

         Non-interest Expense. Non-interest expense decreased from $1.2 million in the six months ended December 31, 1996 to $902,600 in the six months ended December 31, 1997. This decrease of $249,900 was primarily the result of a decrease in FDIC premiums and OTS assessments of $336,700, partially offset by an increase of $52,700 in salaries and benefit expense, an increase of $22,700 in other expense, and an increase of $9,600 in real estate operations expense. The decrease of $336,700 in FDIC premiums and OTS assessments was primarily the result of a SAIF assessment of $291,300 due to legislation requiring SAIF insured associations to pay a one-time special assessment during the six month period in 1996.

         Income Tax Expense. Income tax expense increased from $171,100 for the six months ended December 31, 1996 to $253,700 for the six months ended December 31, 1997, an increase of $82,600. The increase was primarily due to the increase in net income.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Management believes the company has adequate liquidity to meet foreseeable needs.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 1997 , the Association exceeded all fully phased-in regulatory capital requirements.

         At December 31, 1997, the Association's tangible capital was $8.9 million, or 10.66%, of adjusted total assets, which is in excess of the 1.5% requirement by $7.6 million. In addition, at December 31, 1997, the Association had core capital of $8.9 million, or 10.66%, of adjusted total assets, which exceeds the 3% requirement by $6.4 million. The Association had risk-based capital of $9.1 million at December 31, 1997 or 18.94% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $5.3 million.

         As of December 31, 1997 , management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources of operations.

                        STATEFED FINANCIAL CORPORATION
                          Part II - Other Information
                          ---------------------------


Item 1- Legal Proceedings
        -----------------
        Not applicable.

Item 2 - Changes in Securities Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders Not applicable.

Item 5 - Other Information
           None

Item 6 - Exhibits and Reports on Form 8-K
         (a)   Exhibits

         (99.1) Current report on Form 8-K for press release announcing the second quarter earnings.

         (b) The following is a description of the Form 8-K's filed during the three months ended December 31, 1997:

         (1) On October 21, 1997 a current report on Form 8-K was filed to announce the 1-for-1 stock split.

                                  SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        STATEFED FINANCIAL CORPORATION
                                            Registrant


Date:   February 14, 1998                  /s/
     --------------------------------      -------------------------------------
                                           John F. Golden
                                           President and Chief Executive Officer

Date:   Februar14, 1998                    /s/
     --------------------------------      -------------------------------------
                                           Andra K. Black
                                           Executive Vice President and
                                           Chief Financial Officer