Form 10QSB
period 1998-03-31
STATEFED FINANCIAL CORP
filed 1998-05-14
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 -----------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       42-1410788
   (State of other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                          or Number)


                    519 Sixth Avenue, Des Moines, Iowa 50309
                    (Address of principal executive offices)

                                 (515) 282-0236
                           (Issuer's telephone number)

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

     As of May 8, 1998, there were 1,562,892 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                   Page No.

         Item 1.    Consolidated Financial Statements:

                    Consolidated Statements of Financial Condition
                    as of March 31, 1998 and June 30, 1997                     3

                    Consolidated Statements of Operations for
                    the Three Month Periods Ending March 31, 1998
                    and March 31, 1997 and for the Nine Month Periods
                    ending March 31, 1998 and March 31, 1997                   4

                    Consolidated Statement of Stockholders'
                    Equity for the Nine Months ended March 31, 1998            5

                    Consolidated Statements of Cash Flows
                    for the Nine Months ended March 31, 1998 and
                    March 31, 1997                                             6

                    Notes to Consolidated Financial Statements                 7

         Items 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              9

PART II.            Other Information                                         14

                    Signatures                                                15

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 1998 and June 30, 1997

PART I. Financial Information
Item 1. Financial Statements

                            ASSETS                 (Unaudited)
                                                  March 31, 1998   June 30, 1997
Cash and amounts due from depository institutions  $  9,253,887    $  3,634,086
Investments in certificates of deposit                1,481,421       4,435,425
Investment securities                                 3,176,832       3,477,168
Loans receivable, net                                69,535,001      68,177,746
Real estate acquired for development                    225,935         435,484
Real estate held for investment, net                  2,263,352       1,933,532
Property acquired in settlement of loans                197,397         333,939
Office property and equipment, net                    1,605,842       1,418,982
Federal Home Loan Bank stock, at cost                   950,000         950,000
Accrued interest receivable                             544,990         567,478
Prepaid expenses and other assets                       338,500         314,754
                                                   ------------    ------------

        TOTAL ASSETS                               $ 89,573,157    $ 85,678,594
                                                   ============    ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                           $ 54,042,725    $ 50,345,972
Advances from Federal Home Loan Bank                 18,986,059      19,000,000
Advances from borrowers for taxes and insurance          24,927         490,053
Accrued interest payable                                 69,577         128,881
Dividends payable                                        78,145          78,372
Income taxes:current and deferred                       255,054         200,327
Other liabilities                                       281,809         201,982
                                                   ------------    ------------

        TOTAL LIABILITIES                          $ 73,738,296    $ 70,445,587
                                                   ------------    ------------

Stockholders' equity:
Common stock                                       $      8,905    $      8,905
Additional paid-in capital                            8,457,806       8,398,857
Unearned compensation - restricted stock awards        (359,086)       (423,576)
Unrealized gain on investments                          110,069          57,462
Treasury stock                                       (1,666,618)     (1,560,859)
Retained earnings - substantially restricted          9,283,785       8,752,218
                                                   ------------    ------------

   TOTAL STOCKHOLDERS' EQUITY                      $ 15,834,861    $ 15,233,007
                                                   ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 89,573,157    $ 85,678,594
                                                   ============    ============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Month Periods Ending March 31, 1998 and 1997
          and For the Nine Month Periods Ending March 31, 1998 and 1997

                                       Three Months Ended         Nine Months Ended
                                            March 31                  March 31
                                          (Unaudited)               (Unaudited)
                                    -----------------------   -----------------------
                                       1998         1997         1998         1997
                                    ----------   ----------   ----------   ----------
Interest Income:
Loans                               $1,500,673   $1,468,590   $4,488,678   $4,312,208
Investments                            105,214      123,113      386,218      386,290
Other                                  109,110       41,322      245,985       81,597
                                    ----------   ----------   ----------   ----------
    Total interest income            1,714,997    1,633,025    5,120,881    4,780,095

Interest Expense:
Deposits                               725,490      651,425    2,144,605    1,883,285
Borrowings                             286,723      278,673      868,277      790,234
                                    ----------   ----------   ----------   ----------
    Total interest expense           1,012,213      930,098    3,012,882    2,673,519

Net interest Income                    702,784      702,927    2,107,999    2,106,576
Provision for loan losses                6,000        6,000       18,000       18,000
                                    ----------   ----------   ----------   ----------

Net interest income after
  provision for loan losses            696,784      696,927    2,089,999    2,088,576

Non-interest Income:
Real estate operations                 111,246       99,637      311,500      311,337
Gain on sale of real estate             29,137           58       30,974       11,129
Other                                   23,190       21,445       63,654       52,885
                                    ----------   ----------   ----------   ----------
    Total non-interest income          163,573      121,140      406,128      375,351

Non-interest expense:
Salaries and benefits                  231,626      204,897      695,969      616,581
Real estate operations                  61,466       63,625      193,012      183,725
Occupancy and equipment                 28,972       32,441       84,132       89,894
FDIC premiums and OTS assessments       22,692        7,600       42,568      364,176
Data processing                         27,943       21,188       71,003       61,997
Other                                   92,318       74,496      262,892      240,330
                                    ----------   ----------   ----------   ----------
    Total non-interest expense         465,017      404,247    1,349,576    1,556,703
                                    ----------   ----------   ----------   ----------

Income before income taxes             395,340      413,820    1,146,551      907,224

Income tax expense                     127,365      146,720      381,095      317,860
                                    ----------   ----------   ----------   ----------

Net income                          $  267,975   $  267,100   $  765,456   $  589,364
                                    ==========   ==========   ==========   ==========

Earnings per share                  $     0.18   $     0.18   $     0.52   $     0.40
Diluted earnings per share          $     0.17   $     0.17   $     0.50   $     0.38

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Nine Month Period Ending March 31, 1998
                                  (Unaudited)

Balance - June 30, 1997                                            $ 15,233,007

Additional paid in capital                                               58,949

Net unrealized gain on investment securities                             52,606

Dividends  declared                                                    (233,889)

Repurchase of treasury stock                                           (184,375)

Stock options exercised (10446 shares)                                   78,616

ESOP common stock released for allocation                                54,855

Amortization of MRP contribution                                          9,636

Net income                                                              765,456
                                                                   ------------

Balance March 31, 1998                                             $ 15,834,861
                                                                   ============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Month Periods Ending March 31, 1998 and March 31, 1997
                                  (Unaudited)

Cash Flows From Operating Activities                        March 31 1998   March 31, 1997
------------------------------------                        -------------   --------------
Net Income                                                  $    765,456    $    589,364
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                      59,032          86,823
Amortization of purchase loan discounts                           (7,738)         (4,048)
Amortization of MRP and ESOP                                     123,439          94,664
Deferred loan fees                                               (14,608)         37,360
Provision for losses on loans                                     11,623          13,378
Change in:
      Accrued interest receivable                                 22,488         (23,222)
      Prepaid expenses and other assets                          (23,746)          1,050
      Accrued interest payable                                   (59,304)        (60,886)
      Other Liabilities                                          134,554          18,829
                                                            ------------    ------------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          $  1,011,196    $    753,312

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of investments in certificates of deposit          $  2,954,004    $    200,000
Purchase of investment securities                               (697,058)       (349,699)
Proceeds from maturing investment securities                   1,050,000           4,202
Net increase in loans outstanding                             (1,346,532)     (4,959,461)
Investment in real estate held for development                   209,549        (648,836)
Investment in real estate acquired in settlement of loans        136,542            --
Purchase of real estate held for investment                     (353,246)         (5,150)
Purchase of office property and equipment                       (222,466)         (6,279)
                                                            ------------    ------------
  NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES    $  1,730,793    $ (5,765,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                    $  3,696,753    $  4,929,937
Advances from the Federal Home Loan Bank                      11,000,000       4,000,000
Repayment of advances from the Federal Home Loan Bank        (11,013,941)           --
Net decrease in advances from borrowers                         (465,126)       (392,239)
Proceeds from stock options exercised                             78,616         105,454
Dividends paid                                                  (234,115)       (239,146)
Purchase of treasury stock                                      (184,375)       (503,625)
                                                            ------------    ------------
  NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           $  2,877,812    $  7,900,381
                                                            ------------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                         $  5,619,801    $  2,888,470
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, beginning of period              $  3,634,086    $  2,564,267
                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                    $  9,253,887    $  5,452,737
                                                            ============    ============

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Three Months Ending March 31, 1998 and March
             31, 1997 And for the Nine Months Ending March 31, 1998
                               and March 31, 1997
                                   (Unaudited)

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

                                                       Three Months Ended                 Nine Months Ended
                                                            March 31                           March 31
                                                   -------------------------          -------------------------
                                                     1997            1996               1997            1996
                                                   ---------       ---------          ---------       ---------
Net  income  -  available   to
common   stockholders  in  the
computation  of basic earnings
per share and diluted earnings
per share                                          $ 267,975       $ 267,100          $ 765,456       $ 589,364

Weighted   average  number  of
common  shares  used in  basic
earnings per share                                 1,488,133       1,490,268          1,485,538       1,491,029

Effect   of   dilutive   stock
options                                               57,791          42,624             56,808          42,458
                                                   ---------       ---------          ---------       ---------

Weighted   average  number  of
common   shares  and  dilutive
potential common stock used in
diluted earnings per share                         1,545,924       1,532,892          1,542,346       1,533,487
                                                   =========       =========          =========       =========

3.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at March 31, 1998 are as follows:

                                             Amount            %
                                            ----------------------
Tangible Capital:                           (Dollars in thousands)
         Association's                      $ 9,185          10.91%
         Requirement                          1,262           1.50%
                                            -------         ------
         Excess                             $ 7,923           9.41%
Core Capital:
         Association's                      $ 9,185          10.91%
         Requirement                          2,526           3.00%
                                            -------          -----
         Excess                             $ 6,659           7.91%
Risk-Based Capital:
         Association's                      $ 9,418          19.20%
         Requirement                          3,923           8.00%
                                            -------          -----
         Excess                             $ 5,495          11.20%


4.   STOCK OPTION PLAN

     During the company's annual meeting held in October 1994, the stockholders ratified the Company's 1993 stock option plan. Under the terms of stock option plan, options to purchase shares of the company's stock at $5 per share were granted. Options for 85,692 were granted under the plan and there were 17,192 shares reserved for future grants. During the three months ended March 31, 1998 options for 10,446 shares were exercised.

5.   STOCK REPURCHASE PLAN

     On February 18, 1998, the Company's Board of Directors authorized management to repurchase up to 77,980 shares of the Company's common stock over the next twelve months. During the three month period ending March 31, 1998, 5,000 shares were repurchased. A total of 5,000 shares have been repurchased since February 18, 1998, at a cost of $72,500.

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

Financial Condition

     The Company's total assets increased $3.9 million, or 4.5%, from $85.7 million at June 30, 1997 to $89.6 million at March 31, 1998. This increase was due primarily to an increase in cash and amounts due from depository institutions of $5.6 million, and an increase in net loans receivable of $1.3 million, partially offset by a decrease in investments in certificates of deposit of $3.0 million.

     Net loans receivable increased $1.3 million, or 2.0%, from $68.2 million at June 30, 1997 to $69.5 million at March 31, 1998. The increase in the loan portfolio occurred as a result of an increase in loan originations comprised primarily of fixed-rate mortgage loans on residential properties and adjustable rate mortgage loans on commercial real estate.

     Total deposits increased by $3.7 million, or 7.3%, from $50.3 million at June 30, 1997 to $54.0 million at March 31, 1998. Certificate accounts increased $3.1 million, and NOW accounts increased $369,000, money market fund accounts increased $477,000, while passbook accounts decreased $296,000. The increase was the result of the company competitively pricing its products.

     Total stockholders' equity increased $653,900 from $15.2 million at June 30, 1997 to $15.9 million at March 31, 1998. The increase was due primarily to the increase in net income of $765,500, accounting for employee stock awards and options of $202,100, and a change in net unrealized gains on investment securities of $52,600, offset by the result of the treasury stock repurchase of $184,400 and dividends paid of $233,900.

Comparison of Operating Results for the Three Month Periods Ending March 31, 1998 and March 31, 1997

     General. Net income increased $900 to $268,000 for the three months ended March 31, 1998 from $267,100 for the three months ended March 31, 1997. The increase was primarily the result of an increase in non-interest income of $42,400 and a decrease in income tax expense of $19,400, partially offset by an increase in non-interest expense of $60,800.

     Net Interest Income. Net interest income decreased $100, from $702,900 for the three months ended March 31, 1997 to $702,800 for the three months ended March 31, 1998. This decrease was the result of an increase in interest expense of $82,100, offset by an increase in interest income of $82,000.

     Interest Income. Interest income increased $82,000, from $1.63 million for the three months ended March 31, 1997 to $1.71 million for the three months ended March 31, 1998 primarily as a result of an increase in the balance of interest earning assets.

     Interest Expense. Interest expense increased $82,100 from $930,100 in the three months ended March 31, 1997 to $1.0 million in the three months ended March 31, 1998. This increase resulted primarily from an increase in deposit accounts and slightly higher interest rates paid on these accounts.

     Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The provision during the three months ended March 31, 1998 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased $42,500 from $121,100 in the three months ended March 31, 1997 to $163,600 in the three months ended March 31, 1998. This increase reflects increased income from the Company's real estate operations as well as an increase in gain on sale of real estate.

     Non-interest Expense. Non-interest expense increased from $404,200 in the three months ended March 31, 1997 to $465,000 in the three months ended March 31, 1998. This increase of $60,800, was primarily the result of an increase in salaries and benefits of $26,700, an increase in FDIC premiums and OTS assessments of $15,100, and an increase in other non-interest expense of $17,800.


     Income Tax Expense. Income tax expense was $127,400 for the three months ended March 31, 1998 compared to $146,700 for the three months ended March 31, 1997, a decrease of $19,300, primarily due to the decrease in taxable income.

Comparison of the Nine Month Periods Ending March 31, 1998 and March 31, 1997

     General. Net income increased $176,100 from $589,400 for the nine months ended March 31, 1997 to $765,500 for the nine months ended March 31, 1998. The increase was primarily the result of a decrease in non-interest expense of $207,100 related to the one-time SAIF insurance premium assessment, and an increase in non interest income of $30,800, partially offset by an increase in income tax expense of $63,200.

     Net Interest Income. Net interest income increased $1,400, from $2,106,600 for the nine months ended March 31, 1997 to $2,108,000 for the nine months ended March 31, 1998. This increase was primarily the result of an increase in the balance of average interest earning assets, partially offset by an increase in the balance of deposits.

     Interest Income. Interest income increased $340,800, from $4.78 million for the nine months ended March 31, 1997 to $5.12 million the nine months ended March 31, 1998. The increase is a result of an increase in the balance of interest earning assets.

     Interest Expense. Interest expense increased $339,400 from $2.67 million in the nine months ended March 31, 1997 to $3.01 million in the nine months ended March 31, 1998. This resulted from an increase in deposits.

     Provision for Loan Losses. The provision for loan losses remained unchanged in the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. The provision during the nine months ended March 31, 1998 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased $30,800 from $375,300 in the nine months ended March 31, 1997 to $406,100 in the nine months ended March 31, 1998. The increase was primarily the result of an increase in gain on sale of real estate of $19,800 and an increase in other non-interest income of $10,800.

     Non-interest Expense. Non-interest expense decreased from $1.56 million in the nine months ended March 31, 1997 to $1.35 million in the nine months ended March 31, 1998. This decrease of $207,100 was primarily the result of a decrease in SAIF insurance premiums and OTS assessments of $321,600, partially offset by an increase of $79,400 in salaries and benefit expense and an increase in other non-interest expense of $22,600.

     Income Tax Expense. Income tax expense increased from $317,900 for the nine months ended March 31, 1997 to $381,100 for the nine months ended March 31, 1998, an increase of $63,200. The increase was primarily due to the increase in taxes on the additional net income.

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1998, the Association's liquidity ratio was 16.4%, which exceeded the minimum regulatory requirement on such date.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1998, the Association exceeded all fully phased-in regulatory capital requirements.

     At March 31, 1998, the Association's tangible capital was $9.2 million, or 10.91%, of adjusted total assets, which is in excess of the 1.5% requirement by $7.9 million. In addition, at March 31, 1998, the Association had core capital of $9.2 million, or 10.91%, of adjusted total assets, which exceeds the 3% requirement by $6.7 million. The Association had risk-based capital of $9.4 million at March 31, 1998 or 19.20% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $5.5 million.

Regulatory Developments

     As of March 31, l998, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonable likely to have a material adverse effect on the Company's liquidity, capital resources of operations.

Forward-looking Statements

     When used in this Form 10-QSB the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Other Matters

     As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. As the year 2000 approaches, there is concern that many computer programs will not be able to read four-digit date codes and, upon the arrival of the year 2000, may recognize the two-digit "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The material portion of the Company's data processing is provided by a third party service bureau. The service bureau has advised us that it expects to resolve this potential problem before the year 2000. However, if this potential problem is not resolved before the year 2000, we would likely experience significant data processing delays, mistakes or failures. The delays, mistakes, or failures could have a significant adverse impact on our financial condition and our results of operations.

     As of the date of this Form 10-QSB, the company has not identified any specific expenses that are reasonably likely to be incurred by the Company in connection with this issue and does not expect to incur significant expense to implement the necessary corrective actions. No assurance can be given, however, that significant expense will not be incurred in future periods.

     In addition to possible expense related to its own systems, the company could incur losses if loan payments are delayed due to year 2000 problems affecting major borrowers or loan servicing organizations. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information


Item 1-  Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities
         Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
         Not applicable.

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27 - Financial data Schedule

         (b) The following is a description of the Form 8-K's filed during the three months ended March 31, 1998:

               (1) On March 2, 1998 a current report on Form 8-K was filed announcing a stock repurchase program.

               (2) On May 12, 1998 a current report on Form 8-K was filed to announcing third quarter earnings

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STATEFED FINANCIAL CORPORATION
                                       Registrant


Date: May 13, 1998                     /s/
                                          --------------------------------------
                                          John F. Golden
                                          President and Chief Executive Officer


Date: May 13, 1998                     /s/  ANDRA K. BLACK
                                          --------------------------------------
                                          Andra K. Black
                                          Executive Vice President and
                                          Chief Financial Officer