Form 10KSB
period 1998-06-30
STATEFED FINANCIAL CORP
filed 1998-09-28
CIK 912567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 0-22790

                         STATEFED FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

            Delaware                                           42-1410788
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                    519 Sixth Avenue, Des Moines, Iowa 50309
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:            (515) 282-0236

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_. NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenue for the most recent fiscal year: $7.4 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 4, 1998, was $12.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 23, 1998, there were issued and outstanding 1,554,392 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998.

Part  III  of  Form  10-KSB  -  Proxy  Statement  for  1998  Annual  Meeting  of
Stockholders.

                                     PART I

Item 1.  Description of Business

General

     The Company. StateFed Financial Corporation (the "Company"), a Delaware corporation, was formed in September, 1993 to act as the holding company for State Federal Savings and Loan Association of Des Moines ("State Federal" or the "Association") upon the completion of the Association's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Association to be outstanding upon completion of the Conversion. The Conversion was completed on January 4, 1994. Unless the context otherwise requires, all references to the Company include the Company and the Association on a consolidated basis.

     At June 30, 1998, the Company had $89.8 million of assets and stockholders' equity of $16.1 million (or 17.91% of total assets).

     State Federal is a federally chartered savings and loan association headquartered in Des Moines, Iowa. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States.

     The principal business of the Association consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage and commercial and multi-family real estate loans, and, to a lesser extent, construction and consumer loans primarily in the Association's market area. The Association also invests in U.S. Government and agency obligations and other permissible investments. At June 30, 1998, substantially all of the Association's real estate mortgage loans were secured by properties located in Iowa.

     The Association's revenues are derived primarily from interest on mortgage loans and investments, income from service charges and loan originations, and income from real estate operations through its service corporation subsidiary. The Association does not originate loans to fund leveraged buyouts and has no loans to foreign corporations or governments.

     The Association offers a variety of accounts having a wide range of interest rates and terms. The Association's deposits include passbook accounts, money market savings accounts, NOW and certificate accounts with terms of three months to 60 months. Currently, the Association only solicits deposits in its primary market area and does not accept brokered deposits, although management may on occasion accept brokered deposits in the future as market conditions may dictate.

     The main office of the Association is located at 519 Sixth Avenue, Des Moines, Iowa, which is located in Polk County. Its telephone number at that address is (515) 282-0236. The Association maintains one other office in Des Moines, Iowa. The Association considers its primary market area to comprise parts of Polk, Dallas and Warren Counties.

Forward-Looking Statements

     When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Impact of Year 2000

     Much has been written about the potential Year 2000 problems that may arise with information technology systems. Many computer programs and other technological devices that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payments, interest and other information incorrectly or may be unable to function. Rapid and accurate data processing is essential to the operation of the Company. Data processing is also essential to most other financial institutions and the customers and suppliers of the Company.

     A third-party hardware and software company provides the material data processing of the Company. This hardware and software provider has advised the Company that it expects to be Year 2000 compliant before the end of calendar year 1998. However, if the hardware and software provider is unable to become compliant with Year 2000 issues, the Company may experience significant data processing delays, mistakes, or failures. These delay, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company.

     During 1998, the Company, in the normal course of operations, installed new hardware and software supplied by the third-party data processor. The Company is conducting tests of the hardware and software for Year 2000 compliance. Based on the results of these tests and its evaluation of other hardware and software used by the Company, including other technological equipment used by the Company, management does not anticipate incurring significant additional expense to implement additional corrective actions.

     Management believes that appropriate actions have been taken to evaluate Year 2000 risks and to implement procedures necessary to address those risks. Management has also developed a contingency plan that outlines courses of actions that would be followed should the Company encounter computer processing or general operational problems arising from the Year 2000 issue.

Lending Activities

     General. Historically, the Association has originated fixed-rate, one-to-four family mortgage loans. In the early 1980's, the Association began to focus on the origination of adjustable-rate mortgage ("ARM") loans, in order to increase the percentage of loans in its portfolio with more frequent repricing than fixed-rate mortgage loans. While the Association has continued to originate fixed-rate mortgage loans in response to customer demand, it also continues to offer ARMs. The Association also, from time to time, purchases loans.

     While the Association primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, it also originates multi-family and commercial real estate and, to a lesser extent, construction and consumer loans in its primary market area. At June 30, 1998, the Association's net loan portfolio totaled $69.0 million.

     The Loan Committee of the Association, comprised of executive officers Golden, Wood and Black and loan officers Komma and Stravers, has the immediate responsibility for the supervision of the Association's loan portfolio. The Association's loan policy requires full Board approval on all loans. The Board relies heavily on the recommendation of CEO Golden in making its decisions. The Board of Directors has responsibility for the overall supervision of the Association's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

     The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation Federal Regulation of Savings Associations." At June 30, 1998, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.6 million. The principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.5 million at June 30, 1998. Currently, it is the Association's general policy to limit its loans to one borrower to the maximum regulatory limit. The Association reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

     Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.

                                                                                    June 30,
                                            ---------------------------------------------------------------------------------------
                                                       1998                           1997                         1996
                                            ---------------------------------------------------------------------------------------
                                              Amount         Percent          Amount        Percent        Amount          Percent
                                            ---------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Real Estate Loans
 One-to-four family ....................     $ 44,441           63.41%      $ 44,582           63.93%      $42,842            66.07%
 Multi-family and Commercial ...........       23,115           32.98         20,469           29.35        17,997            27.76
 Construction or development ...........        1,535            2.19          3,549            5.09         3,126             4.82
                                             --------      ----------       --------      ----------      --------       ----------
     Total real estate loans ...........       69,091           98.58         68,600           98.37        63,965            98.65

Other Loans:
 Consumer Loans:
  Deposit account ......................          159            0.23            242             .35           176              .27
  Home improvement .....................           --              --             --              --             1               --
  Other ................................          838            1.19            891            1.28           698             1.08
                                             --------      ----------       --------      ----------      --------       ----------
     Total consumer loans ..............          997            1.42          1,133            1.63           875             1.35
                                             --------      ----------       --------      ----------      --------       ----------
     Total loans .......................       70,088          100.00%        69,733          100.00%       64,840           100.00%
                                                           ==========                     ==========                     ==========
Less:
 Loans in process ......................         (605)                          (999)                       (1,567)
 Deferred fees and discounts ...........         (297)                          (335)                         (325)
 Allowance for losses ..................         (206)                          (221)                         (240)
                                             --------                       --------                      --------
 Total loans receivable, net(1) ........     $ 68,980                       $ 68,178                      $ 62,708
                                             ========                       ========                      ========

     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                    June 30,
                                            ---------------------------------------------------------------------------------------
                                                       1998                           1997                         1996
                                            ---------------------------------------------------------------------------------------
                                              Amount         Percent          Amount        Percent        Amount          Percent
                                            ---------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One-to-four family ....................     $ 21,041           30.02%      $ 14,119           20.25%     $ 12,340           19.03%
  Multi-family and Commercial ...........       12,582           17.95          9,456           13.56         6,449            9.95
  Construction or development ...........        1,535            2.19          3,549            5.09         2,309            3.56
                                              --------      ----------       --------      ----------      --------      ----------
     Total real estate loans ............       35,158           50.16         27,124           38.90        21,098           32.54
 Consumer ...............................          997            1.42          1,133            1.62           875            1.35
                                              --------      ----------       --------      ----------      --------      ----------
     Total fixed-rate loans .............       36,155           51.58         28,257           40.52        21,973           33.89

Adjustable Rate Loans:
 Real estate:
  One-to-four family ....................       23,400           33.39         30,463           43.69        30,502           47.04
  Multi-family and Commercial ...........       10,533           15.03         11,013           15.79        11,548           17.81
  Construction or development ...........           --              --             --              --           817            1.26
                                              --------      ----------       --------      ----------      --------      ----------
     Total real estate loans ............       33,933           48.42         41,476           59.48        42,867           66.11
 Consumer ...............................           --              --             --              --            --              --
                                              --------      ----------       --------      ----------      --------      ----------
     Total adjustable rate loans ........       33,933           48.42         41,476           59.48        42,867           66.11
                                              --------      ----------       --------      ----------      --------      ----------
     Total loans ........................       70,088          100.00%        69,733          100.00%       64,840          100.00%
                                                            ==========                     ==========                    ==========
Less:
 Loans in process .......................         (605)                          (999)                       (1,567)
 Deferred fees and discounts ............         (297)                          (335)                         (325)
 Allowance for loan losses ..............         (206)                          (221)                         (240)
                                              --------                       --------                      --------
    Total loans receivable, net .........     $ 68,980                       $ 68,178                      $ 62,708
                                              ========                       ========                      ========

     The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 1998. Mortgages which have fixed, adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                                 Real Estate
                                          -----------------------------------------------------------------------------------------
                                                                  Multi-family and           Construction
                                          One-to-four family         Commercial              or Development           Consumer
                                          -------------------    ------------------       -------------------     -----------------
                                                     Weighted              Weighted                  Weighted              Weighted
                                                      Average               Average                   Average               Average
                                          Amount       Rate      Amount      Rate         Amount       Rate       Amount     Rate
                                          ------     ---------   ------    ---------      ------     --------     ------   --------
                                                                                                (Dollars in Thousands)
Due During Years Ending June 30, (1)
1999 ................................    $   498       9.24%     $   607       9.46%      $ 1,249       9.47%     $   132      8.50%
2000 ................................        343       8.72           38      11.57          --         --            112      9.48
2001 ................................        591       9.12        1,287       8.89          --         --            283      8.95
2002-2006 ...........................      7,022       8.81        9,044       8.36          --         --            423      8.74
After 2006 ..........................     35,987       7.88       12,139      10.29           286       7.21           47     10.00

                                               Real Estate
                                           ---------------------
                                                  Total
                                           ---------------------
                                                        Weighted
                                                         Average
                                           Amount         Rate
                                           ------       --------
                                          (Dollars in Thousands)
Due During Years Ending June 30, (1)
1999 ................................    $  2,486         9.37%
2000 ................................         493         9.11
2001 ................................       2,161         8.96
2002-2006 ...........................      16,775         8.54
After 2006 ..........................      48,173         8.49

----------
(1) Includes construction loans which the Association reclassifies as permanent loans once the construction phase is completed.

     The total amount of loans due after June 30, 1999 which have fixed interest rates is $33.7 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $33.9 million.

     One-to-four family Residential Mortgage Lending. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. At June 30, 1998, the Company's one-to-four family residential mortgage loans totaled $44.4 million, or approximately 63.4% of the Company's total gross loan portfolio.

     The Company currently offers ARM payment and fixed-rate mortgage loans. During the year ended June 30, 1998, the Association originated $2.4 million of adjustable-rate real estate loans, which were secured by one-to-four family residential real estate. During the same period, the Company originated $8.2 million of fixed-rate real estate loans, secured by one-to-four family residential real estate. The Company's one-to-four family residential mortgage originations are primarily in its market and surrounding areas, and no such loans were sold during the three year period ended June 30, 1998.

     The Company currently originates up to a maximum of 30-year, fixed-rate, one-to-four family residential mortgage loans in amounts up to 90% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure to at or below the 80% loan-to-value level. The Company may consider raising the loan-to-value ratio in the future as regulations permit. Due to consumer demand, the Company also has offered fixed-rate 10- through 15-year mortgage loans, most of which conform to secondary market standards (i.e., Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") standards).

     Interest rates charged on these fixed-rate loans are priced according to market conditions, although management does not currently anticipate offering rates at the most competitive end of the market. Residential loans generally do not include prepayment penalties. As with all loans the Company originates, the Company retains its fixed-rate loans in its portfolio.

     The Company also currently offers primarily thirty year amortization ARM loans with interest rate adjustments occurring after one, and to a lesser extent, three, five and seven year terms with an interest rate margin generally
3.00 basis points over one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust periodically, pursuant to the contractual term. These loans provide for up to a 100 basis point annual cap and a lifetime cap of 600 basis points over the initial rate although the bulk of the Association's ARMs are estimated by management to have 500 basis point lifetime caps. Under the current ARM program, a 500 basis point lifetime cap is being utilized. Under the contractual terms, the majority of such loans do not adjust below the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Association's cost of funds. The Company's ARMs do not permit negative amortization of principal. The Association generally qualifies borrowers above the fully indexed rate.

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

     Multi-Family and Commercial Real Estate Lending. The Company has also engaged in commercial and multi-family real estate lending in its market area and surrounding areas and has purchased participation interests in such loans from other financial institutions throughout Iowa. At June 30, 1998, the Company had $23.1 million of commercial and multi-family real estate loans, which represented 33.0% of the Company's gross loan portfolio. All of the Association's commercial and multi-family real estate loans were performing in accordance with their repayment terms. A substantial portion of the Company's multi-family and commercial real estate loans were secured by properties located in Iowa. However, the Company had multi-family and commercial real estate loans, with an aggregate balance of $3.2 million at June 30, 1998, secured by real estate located in Texas, Colorado, Nebraska and Wisconsin.

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

     The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, office buildings, strip shopping centers, motels, nursing homes, and churches. Multifamily and commercial real estate loans generally have terms that do not exceed 30 years. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 80% of the appraised value of the security property. Multi-family and commercial real estate loans provide for a margin over a designated index which is generally the one-year Treasury bill rate. The Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Association are performed by independent appraisers.

     The following table breaks out the Company's commercial loan portfolio by type of loan.

                                                         June 30,
                                         ---------------------------------------
                                          1998            1997            1996
                                         -------         -------         -------
                                                      (In Thousands)

Multi-family ...................         $10,141         $ 8,231         $ 7,060
Nursing homes ..................           1,638           1,671           1,701
Churches .......................           1,208           1,164             321
Motels .........................           1,688           1,336           1,051
Shopping Centers ...............           1,568           1,155           1,244
Commercial Buildings ...........           6,872           6,912           6,620
                                         -------         -------         -------
     Total .....................         $23,115         $20,469         $17,997

     This portfolio grew by $2.6 million from fiscal 1997 to fiscal 1998, and the portfolio comprised a larger percentage in fiscal 1998, 33.0% of total loans, than it did in fiscal 1997, when commercial loans comprised 29.4% of total loans.

     Construction Lending. The Company engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes and commercial properties in the Company's primary market area and surrounding areas. At June 30, 1998, the Company had $1.5 million of gross construction loans.

     Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for twelve months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

     All construction loans to builders require payment of interest only for up to 12 months. At June 30, 1998, all of the Company's construction loans were performing in accordance with their repayment terms.

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

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1998, none of the loans in the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not occur in the future.

     The largest component of State Federal's consumer loan portfolio consists of auto loans. At June 30, 1998, such loans totaled $765,000 or approximately 1.09% of the Association's gross loan portfolio. During the fiscal year ended June 30, 1998, the Association originated $418,000 in auto loans as compared to $335,000 originated in the same period ended June 30, 1997. At June 30, 1998, the Association's consumer loan portfolio totaled $1.0 million or 1.42% of its total gross loan portfolio.

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

     While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. The Company is currently a portfolio lender.

     In fiscal 1998, the Company originated $16.5 million of loans, compared to $15.3 million and $16.5 million in fiscal 1997 and 1996, respectively. The Company has experienced significant repayments of loans during the last three fiscal years. Principal repayments in fiscal 1998 increased by $5.2 million to $17.9 million from $12.7 million in fiscal 1997.

     The Company, in recent years, has not purchased mortgage-backed securities.

     In periods of economic uncertainty, the ability of financial institutions, including State Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

     The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                      Year Ended June 30,
                                               ---------------------------------
                                                 1998         1997         1996
                                               -------      -------      -------
                                                         (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one-to-four family ......      $ 2,361      $ 5,020      $ 6,532
              - commercial ..............           60           96          750
  Non-real estate - consumer ............           --           --           --
                                               -------      -------      -------
         Total adjustable-rate ..........        2,421        5,116        7,282
 Fixed rate:
  Real estate - one-to-four family ......        8,160      $ 4,910      $ 4,346
              - commercial ..............        5,399        4,625        3,966
  Non-real estate - consumer ............          540          667          913
                                               -------      -------      -------
         Total fixed-rate ...............       14,099       10,202        9,225
                                               -------      -------      -------
         Total loans originated .........       16,520       15,318       16,507

Purchases:
  Real estate - one-to-four family ......      $    --      $    --      $   139
              - commercial ..............        2,213          768          398
  Non-real estate - consumer ............           --           --           --
                                               -------      -------      -------
         Total loans ....................        2,213          768          537
  Mortgage-backed securities ............           --           --           --
                                               -------      -------      -------
         Total purchases ................        2,213          768          537
                                               -------      -------      -------

Sales and Repayments:
  Real estate - one-to-four family ......      $    --      $    --      $    --
              - commercial ..............           --           --           --
  Non-real estate - consumer ............           --           --           --
                  - commercial
                     business ...........           --           --           --
                                               -------      -------      -------
         Total loans ....................           --           --           --
  Mortgage-backed securities ............           --           --           --
                                               -------      -------      -------
         Total sales ....................           --           --           --
  Principal repayments ..................       18,241       12,735       11,512
                                               -------      -------      -------
         Total reductions ...............       18,241       12,735       11,512
                                               -------      -------      -------
Increase (decrease) in other items,
 net ....................................          310        2,118          756
                                               -------      -------      -------
         Net increase (decrease) ........      $   802      $ 5,469      $ 6,288
                                               =======      =======      =======

Non-Performing Assets and Classified Assets

     When a borrower fails to make a required payment on real estate secured loans and consumer loans at fifteen days a late charge is automatically assessed and a notice is sent. At 30 days after the payment is due, the Company generally institutes collection procedures by mailing a delinquency notice. The customer is contacted again, by notice and/or telephone, when the payment is 60 days past due. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate foreclosure or repossession.

     Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

     The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                                  Real Estate
                                                ------------------------------------------------------------------------------------
                                                                                                           Commercial and
                                                           One-to-four family                               Multi-Family
                                                -------------------------------------          -------------------------------------
                                                Number          Amount        Percent          Number          Amount        Percent
                                                ------          ------        -------          ------          ------        -------
                                                                               (Dollars in Thousands)
Loans delinquent for:

 30-59 days ..........................              28          $1,459          3.28%               1          $  260          1.12%
 60-89 days ..........................               7             556          1.25                0               0             0
 90 days and over ....................               7             204          0.46                0               0             0
                                                ------          ------          ----           ------          ------          ----

     Total delinquent loans ..........              42          $2,219          4.99%               1          $  260          1.12%
                                                ======          ======          ====           ======          ======          ====


     At June 30, 1998, there were no delinquent construction loans and 6 consumer loans for $41,000. The ratio of delinquent loans to total loans (net) was 3.65% at June 30, 1998.

     The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio at the dates indicated. Loans are generally placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                                              June 30,
                                                  --------------------------------
                                                   1998         1997         1996
                                                  ------       ------       ------
                                                      (Dollars in Thousands)
Non-accruing loans:
  One-to-four family .......................      $   96       $  810       $  330
                                                  ------       ------       ------
     Total .................................          96          810          330

Accruing loans delinquent more than 90 days:
  One-to-four family .......................           4          181          148
  Multi-family and commercial real estate ..          --           --           --
                                                  ------       ------       ------
     Total .................................           4          181          148

Foreclosed assets:
  One-to-four family .......................         484          334           --
  Multi-family and commercial real estate ..         805           --           --
                                                  ------       ------       ------
     Total .................................       1,289          334           --

Total non-performing assets ................      $1,389       $1,325       $  478
                                                  ======       ======       ======
Total as a percentage of total assets ......        1.55%        1.54%         .62%
                                                  ======       ======       ======

     Non-Performing Assets. Included in total non-performing assets are three mortgage loans on one-to-four family dwellings totaling $100,000. One loan totaling $72,000 has now been paid current. One loan totaling $24,000 is in the foreclosure process and no loss is expected.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Association had classified a total of $1.1 million of its assets as substandard, none were classified as doubtful, and none were classified as loss.

     At June 30, 1998, total classified assets comprised $1.3 million or 12.3% of the Association's capital, or 1.50% of the Association's total assets.

     At June 30, 1998 the Association had a total of $1.3 million in property acquired in settlement of loans. Included in this total is $345,000 in a one-family dwelling, $139,000 in two duplexes, and $805,000 in commercial real estate. All of the properties are now earning income as they are all rented.

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

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1998, the Association had a total allowance for loan losses of $206,000 or 0.30% of loans receivable, net. See Notes A and E of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                  Year Ended June 30,
                                                           -------------------------------
                                                           1998          1997         1996
                                                           -----        -----        -----
                                                               (Dollars in Thousands)
Balance at beginning of period ......................      $ 221        $ 240        $ 216

Charge-offs .........................................        (67)         (55)          --
Recoveries ..........................................         --           --           --
                                                           -----        -----        -----
Net charge-offs .....................................        (67)         (55)          --
Transfer to allowance for decline in
   value of foreclosed real estate ..................         --           --           --
Additions charged to operations .....................         52           36           24
                                                           -----        -----        -----
Balance at end of period ............................      $ 206        $ 221        $ 240
                                                           -----        -----        =====

Ratio of net charge-offs during the period to average
   loans outstanding during the period ..............        .10%         .08%        ---%
                                                           =====        =====        =====

Ratio of net charge-offs during the period to average
   non-performing assets ............................       4.69%        4.59%        ---%
                                                           =====        =====        =====


     The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                           June 30
                                                          ------------------------------------------------------------------------
                                                                 1998                        1997                     1996
                                                          --------------------       ---------------------      ------------------
                                                                      Percent                     Percent                  Percent
                                                                      of Loans                    of Loans                 of Loans
                                                                       in Each                    in Each                  in Each
                                                                      Category                    Category                 Category
                                                                      to Total                    to Total                 to Total
                                                          Amount       Loans         Amount        Loans        Amount      Loans
                                                          ------       -----         ------        -----        ------      -----
                                                                                  (Dollars In thousands)
One- to four- family ..............................        $ 67         63.41%        $ 67         63.93%        $ 64        66.07%
Multi-family and commercial real estate ...........          58         32.98           51         29.35           42        27.76
Construction ......................................          --          2.19           --          5.09           --         4.82
Consumer ..........................................          10          1.42           11          1.63           --         1.35
Unallocated .......................................          71            --           92            --          134           --
                                                           ----        ------         ----        ------         ----       ------
     Total ........................................        $206        100.00%        $221        100.00%        $240       100.00%
                                                           ====        ======         ====        ======         ====       ======

Investment Activities

     State Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The Association's investment policy objective in this regard sets the Association's desired liquidity between 6% and 12%. As of June 30, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 10.54%. See "Regulation - Liquidity."

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

     Cash and Investments in Certificates of Deposit and Other Investments. At June 30, 1998, the Company's cash and interest-bearing deposits in other financial institutions totaled $9.4 million, or 10.47% of its total assets. Certificates of deposits invested in other institutions totaled $1.5 million or 1.67% of its total assets. The Association has a $949,000 investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. The Company has $1.3 million or 1.45% of its total assets invested in corporate securities, which includes preferred common stocks and mutual funds. The Company has $1.4 million or 1.56% of its assets invested in federal agency securities. See Note D of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as
Exhibit 13.

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

     The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                                          June 30,
                                                            -----------------------------------------------------------------------
                                                                    1998                     1997                       1996
                                                            -------------------       -------------------       -------------------
                                                             Book         % of         Book        % of          Book         % of
                                                             Value        Value        Value       Value         Value        Total
                                                            -------      ------       -------      ------       -------      ------
                                                                                    (Dollars in Thousands)
Investment Securities:
     Corporate equity securities .....................      $ 1,301       35.23%      $ 1,221       27.58%      $   723       23.34%
     Federal agency debt securities ..................        1,443       39.07         2,256       50.96         1,624       52.44
FHLB stock ...........................................          949       25.70           950       21.46           750       24.22
                                                            -------      ------       -------      ------       -------      ------
     Total investment securities and FHLB
      stock ..........................................      $ 3,693      100.00%      $ 4,427      100.00%      $ 3,097      100.00%
                                                            =======      ======       =======      ======       =======      ======

Other Interest-Earning Assets:
  Interest-bearing deposits with banks ...............      $ 9,107       86.03%      $ 3,453       43.80%      $ 2,413       35.26%
  Certificates of deposit invested
   in other institutions .............................        1,479       13.97         4,430       56.20         4,430       64.74
                                                            -------      ------       -------      ------       -------      ------
     Total ...........................................      $10,586      100.00%      $ 7,883      100.00%      $ 6,843      100.00%
                                                            =======      ======       =======      ======       =======      ======
Average remaining life or term to repricing of
    certificates of deposit ..........................       1 year                    1 year                   2 years


Contractual maturities of federal agency debt securities are shown below:

                                                        June 30, 1998
                                                   -----------------------
                                                                    Weighted
                                                     Book           Average
                                                    Value            Yield
                                                   --------          -----
                                                    (Dollars in Thousands)
Due in one year or less                             $   ---           ---%
Due after one year through five years                   307           7.81
Due after five years through ten years                  310           7.32
Due after ten years                                     826           7.85
                                                   --------
                                                     $1,443
                                                   ========

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

     The following table sets forth the savings flows at the Association during the periods indicated.

                                                Year Ended June 30,
                                      ----------------------------------------
                                        1998            1997            1996
                                      --------        --------        --------
                                               (Dollars in Thousands)

Opening balance ................      $ 50,346        $ 45,732        $ 45,596
Deposits .......................        57,637          58,944          45,658
Withdrawals ....................       (57,179)        (56,885)        (47,952)
Interest credited ..............         2,868           2,555           2,430
                                      --------        --------        --------

Ending balance .................      $ 53,672        $ 50,346        $ 45,732
                                      ========        ========        ========

Net increase (decrease) ........      $  3,326        $  4,614        $    136
                                      ========        ========        ========

Percent increase (decrease) ....          6.61%          10.09%           0.30%
                                      ========        ========        ========

         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                                   Maturity
                                 ------------------------------------------------
                                                 Over        Over
                                 3 Months       3 to 6      6 to 12       Over
                                  or Less       Months      Months      12 months      Total
                                 --------      -------      -------     ---------     -------
                                                    (Dollars in Thousands)
Certificates of deposit less
 than $100,000 .............      $ 6,894      $ 6,213      $ 9,832      $13,098      $36,037
Certificates of deposit of
 $100,000 or more ..........        1,616        1,716        3,164        1,788        8,284
                                  -------      -------      -------      -------      -------
Total certificates of
 deposit ...................      $ 8,510      $ 7,929      $12,996      $14,886      $44,321
                                  =======      =======      =======      =======      =======

     Borrowings. Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Association desires additional capacity to fund loan demand.

     State Federal's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1998, the Association had $19.0 million in FHLB advances.

     At June 30, 1998, the Association had no repurchase agreements or other borrowings not mentioned above outstanding.

     The following table sets forth certain information including the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                               Year Ended June 30,
                                                      -----------------------------------
                                                       1998          1997          1996
                                                      -------       -------       -------
                                                             (Dollars In Thousands)
Maximum Balance:
  FHLB advances ................................      $19,000       $19,000       $15,000
                                                      =======       =======       =======

Average Balance:
  FHLB advances ................................      $18,992       $18,500       $11,846
                                                      =======       =======       =======


 Weighted average interest rate of FHLB advances         5.98%         6.34%         5.73%
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

     During the fiscal year ended June 30, 1998, State Service Corporation's gross revenues from property management activities (consisting of rental income) totaled approximately $303,000 and expenses (consisting of depreciation, interest, property taxes, management fees, and maintenance) were $258,000. Income tax expense totaled $26,000 for 1998. State Service Corporation has not had significant capital expenditures with regard to its real estate operation over the past three fiscal years. Revenues from State Service Corporation's interest income on real estate contracts totaled $19,000. See Note K to the Notes to Consolidated Financial Statements in the 1998 Annual Report to Stockholders attached hereto as Exhibit 13.


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

Federal Regulation of Savings Associations

     The  OTS  has   extensive   authority   over  the   operations  of  savings
associations. As part of this authority, State Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular examination of State Federal was as of December 31, 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1998 was approximately $27,300.

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

     The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Association's lending limit under this restriction was $1.6 million. State Federal is in compliance with the loans-to-one-borrower limitation.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately

1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

     At June 30, 1998 the Association had tangible capital of $9.4 million, or 11.18% of adjusted total assets, which is approximately $8.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

     At June 30, 1998, the Association had core capital equal to $9.4 million, or 11.18% of adjusted total assets, which is $6.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, State Federal had no capital instruments that qualify as supplementary capital and $206,000 of general loss reserves, which was less than 0.41% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. State Federal had no such exclusions from capital and assets at June 30, 1998.

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

     On June 30, 1998, the Association had total capital of $10.6 million (including $9.4 million in core capital and $206,000 in qualifying supplementary capital) and risk-weighted assets of $49.8 million or total capital of 19.31% of risk-weighted assets. This amount was $5.4 million above the 8% requirement in effect on that date.

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

     Generally, savings associations, such as State Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. State Federal may pay dividends in accordance with this general authority.

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

Liquidity

     All savings associations, including State Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1998, the Association was in compliance with both requirements, with an overall liquid asset ratio of 10.54% and a short-term liquid assets ratio of 10.54%.

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

Qualified Thrift Lender Test

     All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings Association may maintain 60% of its assets specified in
Section 770(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Association met the test and has always met the test since its effectiveness.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

     As a member, State Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1998, State Federal had $949,000 in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.39% and were 6.81% for fiscal year 1998.

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

     For the fiscal year ended June 30, 1998, dividends paid by the FHLB of Des Moines to State Federal totaled $64,700, which constitutes a $400 increase from the amount of dividends received in the fiscal year ended June 30, 1997. The $16,000 dividend received for the quarter ended June 30, 1998 reflects an annualized rate of 7.0%, the same rate for the same quarter ended June 30, 1997.

Federal and State Taxation

     Prior to the year ended June 30, 1997, savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of bad debt reserve deduction for "non-qualifying loans" are computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was to be computed under either the experience method or the percentage of taxable income method (based on an annual election). Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8% for the years 1987-1995. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of this percentage-of-taxable- income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Pursuant to changes in Federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995.

     The federal tax legislation enacted in August 1996 imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Association, the base-year reserves are the balances as of December 31, 1987. Recapture of the excess reserves will occur over a six-year period which will begin for the bank either in fiscal year 1997, 1998, or 1999, depending on whether it meets certain residential lending requirements. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its Federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

     Also, under the August 1996 legislation, the Association's base-year Federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Association pays a dividend in excess of its current or accumulated earnings or profits, redeems any of its stock or is liquidated. The Association has not established a deferred federal tax liability under Statement of Financial Accounting Standards ("SFAS") No. 109 for its base-year Federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured. The unrecognized deferred tax liability was $520,000 at June 30, 1998.

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

Employees

     At June 30, 1998, the Company and its subsidiary had a total of 17 employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Properties

     The Association conducts its business at its main office and one other location in its primary market area. The following table sets forth information relating to each of the Association's offices as of June 30, 1998.

     The Association owns its branch office and its main office. The total net book value of the Association's premises and equipment (including land, building, furniture, fixtures and equipment) at June 30, 1998 was $1.6 million. See Note I of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                                                     Total
                                                                                  Approximate
                                      Date                  Square             Net Book Value at
      Location                      Acquired               Footage               June 30, 1998
      --------                      --------               -------               -------------
Main Office:
  519 Sixth Avenue              January 3, 1995             3,300                  $743,100
  Des Moines, Iowa

Branch Office:
  4018 University                     1985                  4,000                  $323,200
  Des Moines, Iowa

     The Association also owns a parcel of land located in Clive, Iowa with a net book value of $321,000 at June 30, 1998. The Association conducts its data processing through a service bureau, NCR Corporation. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1998 was $131,900. The net book value of other furniture and equipment at June 30, 1998 was $44,500.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     Page 42 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference. The dividend payout ratio for June 30, 1998 was 30.7%.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation and Selected Financial Data

     Pages 4 through 15 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1998 is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                                   Pages in Annual Report
---------------------                                   ----------------------
Independent Auditors' Report                                      16

Consolidated Balance Sheets as of
 June 30, 1998 and 1997                                           17

Consolidated Statements of Income
 for the Years Ended June 30, 1998,
 1997 and 1996                                                    18

Consolidated Statements of
 Stockholders' Equity for Years
 Ended June 30, 1998, 1997 and 1996                               19

Consolidated Statements of Cash Flows
 for Years Ended June 30, 1998, 1997
 and 1996                                                         20

Notes to Consolidated Financial
 Statements                                                       21


     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1998 is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K
                  (a)  Exhibits

                                                                    Reference to Prior Filing
  S-B Exhibit                                                           or Exhibit Number
    Number                    Document                                   Attached Hereto
    ------                    --------                                   ---------------
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

     24      Power of Attorney                                           Not required

     27      Financial Data Schedule                                         None

     28      Information from reports                                        None
             furnished to state insurance
             regulatory authorities

     99      Additional Exhibits                                             None

             (b)  Reports on Form 8-K

             A report on Form 8-K was filed on May 14, 1998, to report financial results for the quarter ended March 31, 1998.

----------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on September 23, 1993 (File No. 33-69314) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STATEFED FINANCIAL CORPORATION

Date:     September 25, 1998                By: /s/ John F. Golden
                                         .      --------------------------------
                                                John F. Golden
                                                (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  John F. Golden                              /s/ Craig Wood
------------------------                      --------------------------
JOHN F. GOLDEN                                CRAIG WOOD
Chairman of the Board                         Director and Senior Vice
 President and Chief Executive                President
 Officer

Date:  September 25, 1998                     Date:  September 25, 1998


/s/ Harry A. Winegar                          /s/ Eugene M. McCormick
------------------------                      --------------------------
HARRY A. WINEGAR                              EUGENE M. MCCORMICK
Director                                      Director

Date:  September 25, 1998                     Date: September 25, 1998


/s/ Sidney M. Ramey                           /s/ Kevin J. Kruse
------------------------                     --------------------------
SIDNEY M. RAMEY                               KEVIN J. KRUSE
Director                                      Director

Date:  September 25, 1998                     Date: September 25, 1998


                                              /s/ Andra K. Black
                                              -------------------------
                                              ANDRA K. BLACK
                                              Director, Executive Vice
                                                President, Secretary and Chief
                                                Financial and Accounting
                                                Officer

                                              Date: September 25, 1998