Form 10QSB
period 1998-09-30
STATEFED FINANCIAL CORP
filed 1998-11-16
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of Shares outstanding of each of the issuer's classes of common equity, as the latest date:

     As of November 11, 1998, there were 1,544,392 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                   Page No.

    Item 1.     Consolidated Financial Statements:

                Consolidated Statements of Financial Condition
                as of September 30, 1998 and June 30, 1998                  3

                Consolidated Statements of Income for
                the Three Months Ending September 30, 1998
                and September 30, 1997.                                     4

                Consolidated Statements of Comprehensive Income for
                the Three Months Ending September 30, 1998
                and September 30, 1997                                      5

                Consolidated Statement of Stockholders'
                Equity for the Three Months Ending September 30, 1998       6

                Consolidated Statements of Cash Flows
                for the Three Months Ending September 30, 1998 and
                September 30, 1997                                          7

                Notes to Consolidated Financial Statements                  8

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10

PART II.        Other Information                                          15

                Signatures                                                 17


                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1998 and June 30, 1998


                   ASSETS                                               (Unaudited)
                                                                     September 30, 1998         June 30, 1998

Cash and amounts due from depository institutions                      $  9,162,418              $  9,445,404
Investments in certificates of deposit                                    1,479,119                 1,478,514
Investment securities available for sale                                  2,680,405                 2,743,518
Loans receivable, net                                                    68,673,086                68,979,770
Real estate acquired for development                                        236,596                   231,870
Real estate held for investment, net                                      2,244,137                 2,262,060
Property acquired in settlement of loans                                  1,287,149                 1,286,452
Office property and equipment, net                                        1,550,272                 1,564,077
Federal Home Loan Bank stock, at cost                                     1,147,600                   949,000
Accrued interest receivable                                                 514,460                   542,246
Other Assets                                                                393,785                   318,654
                                                                       ------------              ------------
        TOTAL ASSETS                                                   $ 89,369,027              $ 89,801,565
                                                                       ============              ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                               $ 53,510,966              $ 53,671,860
Advances from Federal Home Loan Bank                                     18,943,409                18,964,890
Advances from borrowers for taxes and insurance                              48,749                   340,686
Accrued interest payable                                                    192,719                   134,251
Dividends payable                                                            77,470                    78,295
Income taxes: current and deferred                                          334,259                   232,019
Other liabilities                                                           178,545                   295,278
                                                                       ------------              ------------
        TOTAL LIABILITIES                                              $ 73,286,117              $ 73,717,279
                                                                       ------------              ------------

Stockholders' equity:
Common stock                                                           $      8,905              $      8,905
Additional paid-in capital                                                8,510,143                 8,483,110
Unearned compensation - restricted stock awards                            (322,726)                 (341,270)
Accumulated other comprehensive income-
 unrealized gain on investments, net of deferred taxes                      134,522                   119,928
Treasury stock                                                           (1,852,760)               (1,643,697)
Retained earnings - substantially restricted                              9,604,826                 9,457,310
                                                                       ------------              ------------
   TOTAL STOCKHOLDERS' EQUITY                                          $ 16,082,910              $ 16,084,286
                                                                       ------------              ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 89,369,027              $ 89,801,565
                                                                       ============              ============


                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ending September 30, 1998 and 1997

                                  (Unaudited)
                                                       -----------                   -----------
                                                          1998                          1997
                                                       -----------                   -----------
Interest Income:
Loans                                                  $ 1,484,172                   $ 1,430,883
Investments                                                 92,860                       150,888
Other                                                      129,051                        51,492
                                                       -----------                   -----------
    Total interest income                                1,706,083                     1,633,263

Interest Expense:
Deposits                                                   744,531                       706,047
Borrowings                                                 293,954                       291,999
                                                       -----------                   -----------
    Total interest expense                               1,038,485                       998,046

Net interest Income                                        667,598                       635,217
Provision for loan losses                                    9,000                         6,000
                                                       -----------                   -----------

Net interest income after
  provision for loan losses                                658,598                       629,217

Non-interest Income:
Real estate operations                                     137,909                        94,370
Other                                                       23,883                        17,064
                                                       -----------                   -----------
    Total non-interest income                              161,792                       111,434

Non-interest expense:
Salaries and benefits                                      229,289                       217,225
Real estate operations                                      94,945                        63,088
Occupancy and equipment                                     36,695                        29,229
FDIC premiums and OTS assessments                           15,265                         9,938
Data processing                                             28,701                        22,050
Other                                                       88,269                        57,515
                                                       -----------                   -----------
Total non-interest expense                                 493,164                       399,045
                                                       -----------                   -----------

Income before income taxes                                 327,226                       341,606

Income tax expense                                         102,240                       117,165
                                                       -----------                   -----------
Net income                                             $   224,986                  $    224,441
                                                       ===========                   ===========

Basic earnings per share                               $      0.15                   $      0.15
Diluted earnings per share                             $      0.15                   $      0.15

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the Three Months Ending September 30, 1998 and 1997


                                  (Unaudited)

                                                       ---------      ---------
                                                         1998           1997
                                                       ---------      ---------

Net Income                                             $ 224,986      $ 224,441

Other comprehensive income,
   net of tax:
      Unrealized holding gains on securities
      arising during period                               14,594         32,052
                                                       ---------      ---------


Comprehensive income                                   $ 239,580      $ 256,493
                                                       =========      =========

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Three Months Ending September 30, 1998

                                   (Unaudited)


Balance - June 30, 1998                                          $ 16,084,286

Additional paid in capital                                             27,033

Other comprehensive income--unrealized gain on
investment securities, net of deferred income taxes                    14,594

Dividends  declared                                                   (77,470)

Repurchase of 5,000 shares treasury stock                            (209,063)

ESOP common stock released for allocation                              18,544

Net income                                                            224,986
                                                                 ------------
Balance - September 30, 1998                                     $ 16,082,910
                                                                 ============


                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Months Ending September 30, 1998 and September 30, 1997

                                  (Unaudited)

                                                                                                       September 30
Cash Flows From Operating Activities                                                          1998                     1997
                                                                                          -----------               -----------
Net Income                                                                                $   224,985               $   224,441
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                                                   39,168                    21,103
Amortization of ESOP                                                                           45,578                    45,825
Deferred loan fees                                                                            (13,410)                   (5,532)
Provision for losses on loans                                                                   9,000                     6,000
Change in:
     Accrued interest receivable                                                               27,786                    30,939
     Other Assets                                                                             (75,131)                  (82,086)
     Accrued interest payable                                                                  58,468                    60,035
     Current income tax liability                                                             102,240                   117,165
     Other Liabilities                                                                       (116,732)                  (11,332)
                                                                                          -----------               -----------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                        $   301,952               $   406,558

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                                                     $       526               $      --
Maturity of investments in certificates of deposit                                               --                     983,418
Purchase of available-for-sale investment securities                                           76,574                  (619,278)
Proceeds from sale or maturity of available-for-sale investment securities                       --                     200,000
(Purchase) redemption of FHLB Stock                                                          (198,600)                     --
Net (increase) decrease in loans outstanding                                                  311,094                   282,659
Investment in real estate held for development                                                 (4,725)                   (9,838)
Investment in real estate acquired in settlement of loans                                        (697)                  (34,558)
Purchase of office property and equipment                                                      (7,440)                  (54,096)
                                                                                          -----------               -----------
     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                      $   176,732               $   748,307

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                       $  (160,895)              $ 1,987,124
Advances from the Federal Home Loan Bank                                                      (21,481)                4,000,000
Repayment of advances from the Federal Home Loan Bank                                            --                  (4,000,000)
Net decrease in advances from borrowers                                                      (291,937)                 (401,217)
Dividends paid                                                                                (78,295)                  (78,372)
Purchase of treasury stock                                                                   (209,063)                 (111,875)
                                                                                          -----------               -----------
      NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                              $  (761,670)              $ 1,395,660
                                                                                          -----------               -----------

                                                                                          -----------               -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                                       $  (282,985)              $ 2,550,525
                                                                                          -----------               -----------

CASH AND CASH EQUIVALENTS, beginning of period                                            $ 9,445,404               $ 3,634,086
                                                                                          -----------               -----------

CASH AND CASH EQUIVALENTS, end of period                                                  $ 9,162,418               $ 6,184,611
                                                                                          ===========               ===========

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the Three Months Ended
                    September 30, 1998 and September 30, 1997
                                   (Unaudited)


1.   BASIS OF PRESENTATIONS

     These consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30, 1998). These consolidated financial statements were prepared in accordance with institutions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Corporation"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

     These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the company's Annual Report on Form 10-KSB for the year, which ended June 30, 1998.

2.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 1,493,089 at September 30, 1998 and 1,486,690 at September 30, 1997.

     Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share totaled 1,541,737 at September 30, 1998 and 1,538,959 at September 30, 1997.

3.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, savings institutions must meet four separate capital requirements. The Association's capital ratios and balances at September 30, 1998 are as follows:

                                         Amount                        %
                                        -----------------------------------
                                              (Dollars in thousands)
Tangible Capital:
         Association's                  $10,185                      12.19%
         Requirement                      1,253                       1.50
                                        -------                      -----
         Excess                         $ 8,932                      10.69%
Core Capital:
         Association's                  $10,185                      12.19%
         Requirement                      2,506                       3.00
                                        -------                      -----
         Excess                         $ 7,679                       9.19%
Risk-Based Capital:
         Association's                  $10,400                      21.04%
         Requirement                      3,955                       8.00
                                        -------                      -----
         Excess                         $ 6,445                      13.04%
Tier 1 Risk-Based Capital:
         Association's                  $10,185                      20.60%
         Requirement                      3,342                       4.00
                                        -------                      -----
         Excess                         $ 6,843                      16.60%


4.   STOCK OPTION PLAN

     At June 30, 1998 there were unexercised options for 95,46 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5 per share. There were no options exercised during the three months ended September 30, 1998.

5.   STOCK REPURCHASE PLAN

     On February 18, 1998, the Company's Board of Directors authorized management to repurchase up to 77,980 shares of the Company's common stock over the next twelve months. During the three month period ending September 30, 1998, 16,500 shares were repurchased. As of November 11, 1998, 26,500 shares have been repurchased since February 18, 1998, at a cost of $340,000.

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

     When used in this Form 10-Q and in future filings with the SEC, in the Company's press releases or other public or shareholder communications, as well as in oral statements made by the executive officers of the Company or its primary subsidiary, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect its financial performance and could cause its actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

     The Company's total assets decreased $400,000, from $89.8 million at June 30, 1998 to $89.4 million at September 30, 1998. This decrease was due primarily to a decrease in cash and amounts due from depository institutions of $283,000, a decrease in net loans receivable of $307,000, and a decrease in investment securities available-for-sale of $63,000, partially offset by an increase in Federal Home Loan Bank Stock of $199,000.

     Cash and amounts due from depository institutions decreased $283,000, from $9.4 million at June 30, 1998 to $9.2 million at September 30, 1998. The decrease in cash and amounts due from depository institutions occurred as a result of an decrease in deposits of $161,000 and a decrease in advances from borrowers for taxes and insurance of $292,000.

     Net loans receivable decreased $307,000, from $69.0 million at June 30, 1998 to $68.7 million at September 30, 1998. Repayment of principal totaled $4.2 million for the three month period, while loan origination's totaled $3.9 million.

     Total deposits decreased by $161,000 from $53.7 million at June 30, 1998 to $53.5 million at September 30, 1998. Passbook accounts decreased $126,000, money market fund accounts decreased $123,000, while NOW accounts increased $17,000 and certificate accounts increased $71,000.

     Total stockholders' equity decreased $1,400 from $16.084 million at June 30, 1998 to $16.083 million September 30, 1998. The decrease was primarily the result of the cost to repurchase the Company's stock of $209,000 and dividends declared of $77,000, partially offset by the result of net earnings of $225,000, an increase in unrealized gain on investment securities of $15,000, and an increase of $46,000 relating to the ESOP for the three month period ending September 30,1998.


Comparison of Operating Results for the Three Month Periods Ending September 30, 1998 and September 30, 1997

     General. Net income increased $545 to $225,000 for the three months ended September 30, 1998 from $224,400 for the three months ended September 30, 1997. The increase in net income was primarily due an increase in non-interest income of $50,400, an increase in net interest income of $32,400, and a decrease in income tax expense of $15,000, partially offset by an increase non-interest expense of $94,100 and an increase in provision for loan losses of $3,000.

     Net Interest Income. Net interest income increased $32,400, from $635,200 for the three months ended September 30, 1997 to $667,600 for the three months ended September 30, 1998. This increase was primarily the result of an increase in interest income of $72,800, offset by an increase in interest expense of $40,400.

     Interest Income. Interest income increased $72,800, from $1.6 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998, as a result of an increase in interest earned on the loan portfolio of $53,300 as well as an increase in interest on other interest income of $77,600, partially offset by a decrease in interest on investments of $58,000. Interest on the loan portfolio increased primarily because of a decrease in non-accrual loans.

     Interest Expense. Interest expense increased $40,400 from $998,100 in the three months ended September 30, 1997 to $1,038,500 in the three months ended September 30, 1998. This increase resulted primarily from an increase in interest paid on deposits of $38,500. The average interest rate on deposits increased slightly from the prior period.

     Provision for Loan Losses. The provision for loan losses increased $3,000 in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The provision during the three months ended September 30, 1998 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased $50,400 from $111,400 in the three months ended September 30, 1997 to $161,800 in the three months ended September 30, 1998. The increase was the result of an increase in income from real estate operations of $43,500 and an increase of $6,800 in other income. The increase in income from real estate operations was due to the completion and occupancy of the 22-unit apartment building.

     Non-interest Expense. Non-interest expense increased from $399,000 in the three months ended September 30, 1997 to $493,200 in the three months ended September 30, 1998. This increase of $94,200, was primarily the result of an increase of $5,300 in FDIC premiums and OTS assessments, an increase of $30,800 in other non-interest expense, an increase of $12,100 for salaries and benefits, an increase of $31,900 in real estate operations, an increase of $7,500 in occupancy and equipment expense, and an increase of $6,600 in data processing expense. The increase in real estate operations was due primarily to the maintenance and deprecation resulting from the completion of the 22-unit apartment building.

     Income Tax Expense. Income tax expense was $102,200 for the three months ended September 30, 1998 compared to $117,200 for the three months ended September 30, 1997, a decrease of $15,000, primarily due to the decrease in taxable income.

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds; deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1998, the Association's liquidity ratio was 15.77%, which exceeded the minimum regulatory requirement on such date.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1998, the Association exceeded all fully phased-in regulatory capital requirements.

     At September 30, 1998, the Association's tangible equity capital was $10.2 million, or 12.19%, of tangible assets, which is in excess of the 1.5% requirement by $8.9 million. In addition, at September 30, 1998, the Association had core capital of $10.2 million, or 12.19%, of adjusted total assets, which exceeds the 3% requirement by $7.7 million. The Association had total risk-based capital of $10.4 million at September 30, 1998, or 21.04%, of risk-weighted assets which exceeds the 8.0% risk-based capital requirements by $6.4 million. The Association had tier I risk-based capital of $10.2 million, or 20.6%, of risk-weighted assets which exceeds the 4.0% capital requirement by $6.8 million.

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

Impact of Year 2000

     A third-party hardware and software company provides the material data processing of the Company. This hardware and software provider has advised the Company that it expects to be Year 2000 compliant before the end of calendar year 1998. However, if the hardware and software provider is unable to become compliant with Year 2000 issues, the Company may experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company.

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

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information

     As of September 30, 1998, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1-   Legal Proceedings
          Not applicable.

Item 2 -  Changes in Securities
          Not applicable.

Item 3 -  Defaults upon Senior Securities
          Not applicable.

Item 4 -  Submission  of Matters to Vote of Security  Holders
          (a) The annual meeting of stockholders was held on October 21, 1998

          (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below.

Election of the following Directors to a three year term:

                              For             Withheld          Broker Non-Votes
                            ---------         --------          ----------------
Craig A. Wood               1,329,326          5,466                  00
Harry A. Winegar            1,329,326          5,466                  00

Ratification of Vroman, McGowan, Hurst, Clark & Smith, PC as auditors for the Company for the fiscal year ending June 30, 1999:

                           For                 1,331,392
                           Against                 2,400
                           Abstain                 1,000
                           Broker Non-Votes       67,296

Accordingly, Directors Wood and Winegar were reelected to the Board and the selection of Vroman, McGowan, Hurst, Clark & Smith, PC was ratified by the shareholders.

Item 5 - Other Information
         None

Item 6 -  Exhibits and Reports on Form 8-K
          (a) Exhibits

          Not applicable.

          (b) The following is a description of the Form 8-K's filed during the three months ended September 30, 1998:

               1. On November 16, 1998, a current report on Form 8-K was filed to announce first quarter earnings

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STATEFED FINANCIAL CORPORATION
                                           Registrant


Date:  November 16, 1998                   /s/__________________________________
                                           John F. Golden
                                           President and Chief Executive Officer


Date:  November 16, 1998                   /s/__________________________________
                                           Andra K. Black
                                           Executive Vice President and
                                           Chief Financial Officer