Form 10QSB
period 1998-12-31
STATEFED FINANCIAL CORP
filed 1999-02-16
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

     As of February 9, 1999, there were 1,545,392 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                   Page No.

         Item 1.    Consolidated Financial Statements:

                    Consolidated Statements of Financial Condition
                    as of December 31, 1998 and June 30, 1998                  3

                    Consolidated Statements of  Operations for
                    the Three Months Ending December 31, 1998
                    and December 31, 1997 and for the Six Months Ending
                    December 31, 1998 and December 31, 1997                    4

                    Consolidated Statements of Comprehensive Income for
                    the Three Months Ending December 31,1998  and
                    December 31,1997 and for the Six Months ending
                    December 31, 1998 and December 31, 1997                    5

                    Consolidated Statement of Stockholders' Equity
                    for the Six Months Ending December 31,1998                 6

                    Consolidated Statements of Cash Flows for the Six
                    Months Ending December 31,1998 and
                    December 31,1997                                           7

                    Notes to Consolidated Financial Statements                 8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             10

PART II.            Other Information                                         18

                    Signatures                                                19

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       December 31, 1998 and June 30, 1998

PART I.  Financial Information
Item 1.  Financial Statements

                           ASSETS                          (Unaudited)
                                                         December 31, 1998       June 30, 1998
Cash and amounts due from depository institutions          $ 10,489,817           $  9,445,404
Investments in certificates of deposit                     $  1,576,791           $  1,478,514
Investment securities                                      $  2,025,208           $  2,743,518
Loans receivable, net                                      $ 70,349,522           $ 68,979,770
Real estate acquired for development                       $    236,596           $    231,870
Real estate held for investment, net                       $  2,242,224           $  2,262,060
Property acquired in settlement of loans                   $  1,316,247           $  1,286,452
Office property and equipment, net                         $  1,552,348           $  1,564,077
Federal Home Loan Bank stock, at cost                      $  1,147,600           $    949,000
Accrued interest receivable                                $    516,737           $    542,246
Other assets                                               $    344,206           $    318,654
                                                           ------------           ------------

        TOTAL ASSETS                                       $ 91,797,296           $ 89,801,565
                                                           ============           ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                   $ 55,793,707           $ 53,671,860
Advances from Federal Home Loan Bank                       $ 18,921,611           $ 18,964,890
Advances from borrowers for taxes and insurance            $    309,656           $    340,686
Accrued interest payable                                   $      3,089           $    134,251
Dividends payable                                          $     77,270           $     78,295
Income taxes:current and deferred                          $    267,499           $    232,019
Other liabilities                                          $    205,436           $    295,278
                                                           ------------           ------------

        TOTAL LIABILITIES                                  $ 75,578,268           $ 73,717,279
                                                           ------------           ------------

Stockholders' equity:
Common stock                                               $      8,905           $      8,905
Additional paid-in capital                                 $  8,525,250           $  8,483,110
Unearned compensation - restricted stock awards            $   (305,305)          $   (341,270)
Unrealized gain on investments                             $    112,877           $    119,928
Treasury stock                                             $ (1,903,128)          $ (1,643,697)
Retained earnings - substantially restricted               $  9,780,429           $  9,457,310
                                                           ------------           ------------

   TOTAL STOCKHOLDERS' EQUITY                              $ 16,219,028           $ 16,084,286
                                                           ------------           ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 91,797,296           $ 89,801,565
                                                           ============           ============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ending December 31, 1998 and 1997
            and For the Six Months Ending December 31, 1998 and 1997

                                           Three Months Ended            Six Months Ended
                                             December 31                   December 31
                                             (Unaudited)                   (Unaudited)
                                      ----------     ----------     ----------     ----------
                                         1998           1997           1998           1997
                                      ----------     ----------     ----------     ----------
Interest Income:
Loans                                 $1,520,251     $1,557,121     $3,004,423     $2,988,005
Investments                               76,216        130,116        169,076        281,004
Other                                     96,437         85,383        225,488        136,875
                                      ----------     ----------     ----------     ----------
    Total interest income              1,692,904      1,772,620      3,398,987      3,405,884

Interest Expense:
Deposits                                 727,734        713,068      1,472,265      1,419,115
Borrowings                               275,860        289,555        569,814        581,555
                                      ----------     ----------     ----------     ----------
    Total interest expense             1,003,594      1,002,623      2,042,079      2,000,670

Net interest Income                      689,310        769,997      1,356,908      1,405,214
Provision for loan losses                  9,000          6,000         18,000         12,000
                                      ----------     ----------     ----------     ----------

Net interest income after                680,310        763,997      1,338,908      1,393,214
  provision for loan losses

Non-interest Income:
Real estate operations                   147,650        105,949        285,511        200,254
Gain on sale of real estate                1,224          1,772          1,272          1,836
Other                                     27,846         23,400         51,729         58,465
                                      ----------     ----------     ----------     ----------
    Total non-interest income            176,720        131,121        338,512        260,555

Non-interest expense:
Salaries and benefits                    228,600        247,118        457,890        464,342
Real estate operations                    70,347         68,458        165,292        131,546
Occupancy and equipment                   36,768         25,931         73,463         55,160
FDIC premiums and OTS assessments          7,026          9,938         22,291         19,876
Data processing                           25,666         21,009         54,367         43,059
Other                                    105,510        113,059        193,779        188,575
                                      ----------     ----------     ----------     ----------
Total non-interest expense               473,917        485,513        967,082        902,558
                                      ----------     ----------     ----------     ----------

Income before income taxes               383,113        409,605        710,338        751,211

Income tax expense                       130,240        136,565        232,480        253,730
                                      ----------     ----------     ----------     ----------

Net income                            $  252,873     $  273,040     $  477,858     $  497,481
                                      ==========     ==========     ==========     ==========



Basic earnings per share              $     0.17     $     0.18     $     0.32     $     0.33
Diluted earnings per share            $     0.17     $     0.18     $     0.31     $     0.32

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the Three Months Ending December 31, 1998 and 1997
            and For the Six Months Ending December 31, 1998 and 1997
                                  (Unaudited)

                                                Three Months Ended          Six Months Ended
                                                   December 31                 December 31
                                                   (Unaudited)                 (Unaudited)
                                            ---------      ---------     ---------      ---------
                                               1998           1997          1998           1997
                                            ---------      ---------     ---------      ---------
Net income                                  $ 252,873      $ 273,040     $ 477,858      $ 497,481

Other comprehensive income, net of tax:

   Unrealized holding gains (losses) on
   securities arising during period         $ (21,645)     $  49,005     $  (7,051)     $  81,057
                                            ---------      ---------     ---------      ---------


Comprehensive income                        $ 231,228      $ 322,045     $ 470,807      $ 578,538
                                            =========      =========     =========      =========

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Six Months Ending December 31, 1998
                                   (Unaudited)


Balance - June 30, 1998                                            $ 16,084,286

Additional paid in capital                                               42,140

Other comprehensive income--unrealized gain on
investment securities, net of deferred income taxes                      (7,051)

Dividends  declared                                                    (154,740)

Repurchase of 26,500 shares treasury stock                             (267,500)

Stock options exercised (1000 shares)                                     8,070

ESOP common stock released for allocation                                35,965

Net income                                                              477,858
                                                                   ------------

Balance - December 31, 1998                                        $ 16,219,028
                                                                   ============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ending December 31, 1998 and December 31, 1997
                                   (Unaudited)

Cash Flows From Operating Activities                                              December 31, 1998      December 31, 1997
                                                                                  -----------------      -----------------
Net Income                                                                          $    477,858           $    497,481
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                                              79,261                 40,263
Amortization  of purchase loan discounts                                                     (60)                (7,738)
Amortization of ESOP                                                                      78,105                100,484
Deferred loan fees                                                                       (29,837)                (6,388)
Provision for losses on loans                                                             18,000                  5,623
Change in:
      Accrued interest receivable                                                         25,509                 22,854
     Other assets                                                                        (25,553)               (42,471)
      Accrued interest payable                                                          (131,162)              (127,450)
      Current income tax liability                                                        35,480
      Other liabilities                                                                  (89,842)                (1,879)
                                                                                    ------------           ------------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                  $    437,759           $    480,779

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                                               $    (99,054)          $       --
Maturity of investments in certificates of deposit                                          --                2,361,600
Purchase of available-for-sale investment securities                                    (292,254)              (632,518)
Proceeds from sale or maturity of available-for-sale investment securities             1,004,288                950,000
(Purchase) redemption of FHLB Stock                                                     (198,600)                  --
Net (increase) decrease in loans outstanding                                          (1,357,855)              (191,277)
Investment in real estate held for development                                            (4,725)               224,942
Investment in real estate held for investment                                            (16,010)                87,862
Investment in real estate acquired in settlement of loans                                (29,794)              (347,016)
Purchase of office property and equipment                                                (31,686)              (102,740)
                                                                                    ------------           ------------
     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                $ (1,025,690)          $  2,350,853

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                 $  2,121,847           $  2,801,488
Advances from the Federal Home Loan Bank                                              11,000,000
Repayment of advances from the Federal Home Loan Bank                                    (43,279)           (11,000,000)
Net decrease in advances from borrowers                                                  (31,030)              (153,834)
Proceees from stock options exercised                                                      8,070                   --
Dividends paid                                                                          (155,764)              (156,245)
Purchase of treasury stock                                                              (267,500)              (111,875)
                                                                                    ------------           ------------
      NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                        $  1,632,344           $  2,379,534
                                                                                    ------------           ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                 $  1,044,413           $  5,211,166
                                                                                    ------------           ------------

CASH AND CASH EQUIVALENTS, beginning of period                                      $  9,445,404           $  3,634,086
                                                                                    ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                                            $ 10,489,817           $  8,845,252
                                                                                    ============           ============

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the Three Months Ending December 31,1998 and December 31,1997
      And for the Six Months Ending December 31, 1998 and December 31, 1997
                                   (Unaudited)


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


2.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share are computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and are not committed to be released.

     Diluted earnings per share are computed by considering common stocks outstanding and dilutive potential common shares to be issued under the Company's stock option plan.

                                            For the three months        For the six months
                                             ended December 31,         ended December 31,
                                                   1998                         1998
                                            --------------------        ------------------
Weighted Average Shares Outstanding:
     Basic earnings per share                   1,484,565                   1,488,827
     Fully diluted earnings per share           1,528,503                   1,541,142

                                            For the three months        For the six months
                                             ended December 31,         ended December 31,
                                                   1997                         1997
                                            --------------------        ------------------
Weighted Average Shares Outstanding:
     Basic earnings per share                   1,481,791                   1,484,241
     Fully diluted earnings per share           1,542,155                   1,540,557

3.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at December 31, 1998 are as follows:

                                                      Amount                %
                                                     ---------------------------
                                                       (Dollars in thousands)
Tangible Capital:
         Association's                               $10,426              12.09%
         Requirement                                   1,293               1.50
                                                     -------              -----
         Excess                                      $ 9,133              10.59%
Core Capital:
         Association's                               $10,426              12.09%
         Requirement                                   2,586               3.00
                                                     -------              -----
         Excess                                      $ 7,840               9.09%
Total Risk-Based Capital:
         Association's                               $10,650              20.47%
         Requirement                                   4,162               8.00
                                                     -------              -----
         Excess                                      $ 6,488              12.47%


4.   STOCK OPTION PLAN

     At June 30, 1998 there were unexercised options for 82,014 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5 per share. There were 1000 shares exercised during the six months ended December 31,1998.

5.   STOCK REPURCHASE PLAN

     On February 18, 1998, the Company's Board of Directors authorized management to repurchase up to 77,980 shares of the Company's common stock over the next twelve months. During the three-month period ending December 31, 1998, 5,000 shares were repurchased. As of February 10, 1999, 31,500 shares had been repurchased since February 18, 1998, at a cost of $392,500.

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

     When used in this Form 10-QSB and in future filings with the SEC, in the Company's press releases or other public or shareholder communications, as well as in oral statements made by the executive officers of the Company or its primary subsidiary, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect its financial performance and could cause its actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

     The Company's total assets increased $2 million from $89.8 million at June 30, 1998 to $91.8 million at December 31,1998. This increase was due primarily to an increase in cash and amounts due from depository institutions of $1 million, an increase in loans receivable net, of $1.4 million, and an increase in Federal Home Loan Bank Stock of $199,000, partially offset by a decrease in investment securities of $718,000.

     Cash and amounts due from depository institutions increased $1 million, from $9.4 million at June 30, 1998 to $10.4 million at December 31,1998. The increase in cash and amounts due from depository institutions occurred as a result of an increase in deposits of $2.1 million.

     Net loans receivable increased $1.4 million, from $69.0 million at June 30, 1998 to $70.4 million at December 31,1998. Loan originations of primarily residential loans totaled $8.3 million for the three month period and purchased loan participations totaled $l.3 million, while repayment of principal totaled $8.2 million.

     Total deposits increased by $2.1 million from $53.7 million at June 30, 1998 to $55.8 million at December 31,1998. Money market fund accounts increased $2.1 million, NOW accounts increased $462,000, while certificate accounts decreased $339,000 and passbook accounts decreased $82,000.

     Total stockholders' equity increased $135,000 from $16,084,000at June 30, 1998 to $16,219,000 million at December 31,1998. The increase was primarily the result of net earnings of $477,800, partially offset by the cost to repurchase the Company's stock of $267,500 and dividends declared of $154,700.

Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and December 31, 1997

     General. Net income decreased $20,100 to $252,900 for the three months ended December 31, 1998 from $273,000 for the three months ended December 31, 1997. The decrease in net income was primarily due a decrease in net interest income of $80,700, partially offset by an increase in non-interest income of $45,600, a decrease non-interest expense of $11,600, and a decrease in income tax expense of $6,300.

     Net Interest Income. Net interest income decreased $80,700, from $770,000 for the three months ended December 31, 1997 to $689,300 for the three months ended December 31, 1998. This decrease was primarily the result of a decrease in interest income of $79,700 and an increase in interest expense of $1,000.

     Interest Income. Interest income decreased $79,700, from $1,772,600 for the three months ended December 31, 1997 to $1,692,900 for the three months ended December 31, 1998. This decrease was primarily the result of a decrease in interest earned on the loan portfolio of $36,900 and a decrease in interest on investments of $53,900, partially offset by an increase in other interest income of $11,100. Interest on the loan portfolio decreased primarily because of a decrease interest rates. Interest on investments decreased as a result of the investments being called.

     Interest Expense. Interest expense increased $1,000 from $1,002,600 in the three months ended December 31, 1997 to $1,003,600 in the three months ended December 31, 1998. This increase resulted primarily from an increase in interest paid on deposits of $14,700, offset by a decrease in interest paid on borrowings of $13,700. The increase in interest paid on deposits was primarily the result of an increase in the balance of deposits of $2.1 million. The decrease in interest paid on borrowing occurred as a result of a decrease in the average rate paid.

     Provision for Loan Losses. The provision for loan losses increased $3,000 in the three months ended December 31,1998 as compared to the three months ended December 31,1997. The provision during the three months ended December 31,1998 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased $45,600 from $131,100 in the three months ended December 31, 1997 to $176,700 in the three months ended December 31, 1998. The increase was the result of an increase in income from real estate operations of $41,700 and an increase of $4,400 in other income. The increase in income from real estate operations was due to the completion and occupancy of a 22-unit apartment building.

     Non-interest Expense. Non-interest expense decreased from $485,500 in the three months ended December 31, 1997 to $473,900 in the three months ended December 31, 1998. This decrease of $11,600, was primarily the result of a decrease of $18,500 in salaries and benefits and a decrease of $7,500 in other non-interest expense, partially offset by an increase of $10,800 in occupancy and equipment expense and an increase of $4,700 in data processing expense. The decrease in salaries and benefits was primarily the result of the decrease in the ESOP expense. The increase in real estate operations was due primarily to the maintenance and deprecation resulting from the completion of a 22-unit apartment building.

     Income Tax Expense. Income tax expense was $130,200 for the three months ended December 31, 1998 compared to $136,500 for the three months ended December 31, 1997, a decrease of $6,300, primarily due to the decrease in taxable income.

Comparison of the Six Months Ended December 31, 1998 and December 31, 1997

     General. Net income decreased $19,600 from $497,500 for the six months ended December 31, 1997 to $477,900 for the six months ended December 31, 1998. The decrease was primarily the result of a decrease in net interest income of $48,300, an increase in non-interest expense of $64,500, and an increase in provision for loan losses of $6,000, partially offset by an increase in non-interest income of $78,000 and a decrease in income tax expense of $21,200.

     Net Interest Income. Net interest income decreased $48,300 from $1,405,200 for the six months ended December 31, 1997 to $1,356,900 for the six months ended December 31, 1998. The decrease was primarily the result of a decrease in investment interest income of $111,900 and an increase in interest paid on deposits of $53,200, partially offset by an increase of $88,600 in other interest income, an increase of $16,400 in interest on loans, and a decrease of $11,700 in interest paid on borrowings.

     Interest Income. Interest income decreased $6,900, from $3,405,900 for the six months ended December 31, 1997 to $3,399,000 the six months ended December 31, 1998. The decrease was primarily the result of a decrease in interest on investments of $111,900, offset by an increase in other interest income of $88,600, and an increase in interest on loans of $16,400. The decrease in interest on investments was primarily the result of the investments being called.

     Interest Expense. Interest expense increased $41,400 from $2,000,700 in the six months ended December 31, 1997 to $2,042,100 in the six months ended December 31, 1998. This increase resulted primarily from an increase in the balance of deposits.

     Provision for Loan Losses. The provision for loan losses increased $6,000 from $12,000 in the six months ended December 31, 1997 as compared to $18,000 for the six months ended December 31, 1998. The provision during the six months ended December 31, 1998 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased $78,000 from $260,500 in the six months ended December 31, 1997 to $338,500 in the six months ended December 31, 1998. The increase was primarily the result of an increase of $85,300 in real estate operations relating to the building of a 22 unit apartment complex, partially offset by a decrease of $6,700 in other non-interest income.

     Non-interest Expense. Non-interest expense increased from $902,600 in the six months ended December 31, 1997 to $967,100 in the six months ended December 31, 1998. This increase of $64,500 was primarily the result of an increase real estate operations expense of $33,700 relating to the building of a 22 unit apartment complex, an increase in occupancy and equipment expense of $18,300 and an increase in data processing expense of $11,300.

     Income Tax Expense. Income tax expense decreased from $253,700 for the six months ended December 31, 1997 to $232,500 for the six months ended December 31, 1998, a decrease of $21,200. The increase was primarily due to the decrease in net income before income taxes.

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds; deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31,1998, the Association's liquidity ratio was 20.68%, which exceeded the minimum regulatory requirement on such date.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31,1998, the Association exceeded all fully phased-in regulatory capital requirements.

     At December 31, 1998, the Association's tangible equity capital was $10.4 million, or 12.09%, of tangible assets, which is in excess of the 1.5% requirement by $9.1 million. In addition, at December 31,1998, the Association had core capital of $10.4 million, or 12.09%, of adjusted total assets, which exceeds the 3% requirement by $7.8 million. The Association had total risk-based capital of $10.7 million at December 31,1998, or 20.47%, of risk-weighted assets, which exceeds the 8.0% risk-based capital requirements by $6.5 million.

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

Year 2000 Compliance

     General. The year 2000 ("Y2K") issue confronting the Bank and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, supplies and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

     Risk. Like most financial institutions service providers, the Bank and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Bank's direct control and third parties with whom the Bank electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 20000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Bank could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely effect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately address, the Y2K issue could result in a significant adverse impact on the Bank's operations and, in turn, its financial condition and results of operations.

     State of Readiness. During November 1997, the Bank formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:

     o    Established senior management advisory and review responsibilities;

     o    Completed a Bank-wide inventory of applications and system software;

     o Built an internal tracking database for application and vendor software;

     o    Developed compliance plans and schedules for all lines of business;

     o    Initiated vendor compliance verification;

     o Begun awareness and education activities for employees through existing internal communication channels; and

     o Developed a process to respond to customer inquires as well as help educate customers on the Y2K issue.

The following paragraphs summarize the phases of the Bank's Y2K plan:

     Awareness Phase. The Bank formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budge estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

     Assessment Phase. The Bank's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and aY2K business risk assessment was made to quantify the extent of the Bank's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Bank began identifying functional replacements, which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is substantially complete.

     Beginning in October 1998, all unsecured credits greater than $100,000 were sent a questionnaire developed by the Bank's credit administration staff to evaluate Y2K exposure. Thank Bank also contacted its most significant borrowers informing them of the y2K issue. Because the Bank's loan portfolio is primarily real estate-based and is diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Y2K-related difficulties that will affect net earnings or cash flow. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk.

     Renovation Phase. The Bank's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-readay versions have been delivered and placed into production and have entered the validation process.

     Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Bank currently is in the process of validation testing of each mission critical system, with the degree of completion of such testing ranging from 25% to 100%. The Bank's validation phase is expected to be completed by March 31, 1999 for all mission critical systems. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

     Implementation Phase. The Bank's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems.

     Bank Resources Invested. The Bank's Y2K project team has been assigned the task of ensuring that all systems across the Bank are identified, analyzed for Y2K compliance, corrected, if necessary, tested, and changes put into service by the end of 1998. The Y2K project team members represent all functional areas of the Bank, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by a vice president who reports directly to a member of the Bank's senior management team. The Bank's board of Directors oversees the Y2K plan and provides guidance and resources to, and received quarterly updates from, the Y2K project team.

     The Bank expenses all costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The Bank does not anticipate incurring significant additional expense to implement additional corrective actions.

     Contingency Plans. During the assessment phase, the Bank began to develop back-up contingency plans for each of its mission critical systems. Virtually all of the Bank's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Bank will convert to a new system from a pre-selected list of prospective vendors. In each such case, realistic trigger dates have been established to allow for orderly and successful conversions.

For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected. Although the Bank has been informed that each of its primary vendors anticipates that all mission critical systems either are or will timely be Y2K-ready, no warranties have been received from such vendors.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information

     As of December 31,1998, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1 - Legal Proceedings

         Not applicable.

Item 2 - Changes in Securities

         Not applicable.

Item 3 - Defaults upon Senior Securities

         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders

         Not applicable

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

          (1) Current report on Form 8-K for press release announcing the second quarter earnings and an increase in the cash dividend to be paid to stockholders as of March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STATEFED FINANCIAL CORPORATION
                                     Registrant

February 16, 1999
Date:                                /s/ John F. Golden
                                     -------------------------------------
                                     John F. Golden
                                     President and Chief Executive Officer

February 16, 1999
Date:                                /s/ Andra K. Black
                                     -------------------------------------
                                     Andra K. Black
                                     Executive Vice President and
                                     Chief Financial Officer