Form 10QSB
period 1999-03-31
STATEFED FINANCIAL CORP
filed 1999-05-18
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 -----------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

         As of May 11, 1999, there were 1,549,004 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                   Page No.

  Item 1.  Consolidated Financial Statements:

           Consolidated Statements of Financial Condition
           as of March 31, 1999 and June 30, 1998                             3

           Consolidated Statements of Operations for
           the Three Month Periods Ending March 31, 1999
           and March 31, 1998 and for the Nine Month Periods
           ending March 31, 1999 and March 31, 1998                           4

           Consolidated Statements of Comprehensive Income for
           The Three Months Ending March 31, 1999 and
           March 31, 1998 and for the Nine Months ending
           March 31, 1999 and March 31, 1998                                  5

           Consolidated Statement of Stockholders'
           Equity for the Nine Months ended March 31, 1999                    6

           Consolidated Statements of Cash Flows
           for the Nine Months ended March 31, 1999 and
           March 31, 1998                                                     7

           Notes to Consolidated Financial Statements                         8

  Items 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     10

PART II.   Other Information                                                 18

           Signatures                                                        19


                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 1999 and June 30, 1998

ASSETS                                                           (Unaudited)
                                                       March 31, 1999   June 30, 1998
                                                       --------------   -------------

Cash and amounts due from depository institutions         $10,827,280     $ 9,445,404
Investments in certificates of deposit                    $   982,474     $ 1,478,514
Investment securities                                     $ 1,945,404     $ 2,743,518
 Loans receivable, net                                    $69,768,819     $68,979,770
Real estate acquired for development                      $   236,602     $   231,870
 Real estate held for investment, net                     $ 2,223,501     $ 2,262,060
Property acquired in settlement of loans                  $ 1,175,784     $ 1,286,452
 Office property and equipment, net                       $ 1,532,726     $ 1,564,077
 Federal Home Loan Bank stock, at cost                    $ 1,147,600     $   949,000
Accrued interest receivable                               $   543,249     $   542,246
Other assets                                              $   331,177     $   318,654
                                                          -----------     -----------
        TOTAL ASSETS                                      $90,714,616     $89,801,565
                                                          ===========     ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                  $54,752,957     $53,671,860
Advances from Federal Home Loan Bank                      $18,899,492     $18,964,890
Advances from borrowers for taxes and insurance           $     5,224     $   340,686
Accrued interest payable                                  $    71,360     $   134,251
Dividends payable                                         $   116,175     $    78,295
Income taxes:current and deferred                         $   366,239     $   232,019
Other liabilities                                         $   156,977     $   295,278
                                                          -----------     -----------
        TOTAL LIABILITIES                                 $74,368,424     $73,717,279

Stockholders' equity:
Common stock                                              $     8,905     $     8,905
Additional paid-in capital                                $ 8,515,705     $ 8,483,110
Unearned compensation - restricted stock awards           $  (288,211)    $  (341,270)
Unrealized gain on investments                            $    55,090     $   119,928
Treasury stock                                            $(1,885,621)    $(1,643,697)
Retained earnings - substantially restricted              $ 9,940,324     $ 9,457,310
                                                          -----------     -----------
   TOTAL STOCKHOLDERS' EQUITY                             $16,346,192     $16,084,286
                                                          -----------     -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $90,714,616     $89,801,565
                                                          ===========     ===========




                                             STATEFED FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Three Month Periods Ending March 31, 1999 and 1998
                              and For the Nine Month Periods Ending March 31, 1999 and 1998


                                                  Three Months Ended                Nine Months Ended
                                                      March 31                          March 31
                                                    (Unaudited)                       (Unaudited)
                                             ----------------------------     --------------------------
                                               1999                1998          1999             1998
                                             ------------     -----------     ----------      ----------
Interest Income:
Loans                                          $1,489,460      $1,500,673     $4,493,883      $4,488,678
Investments                                        59,736         105,214        211,399         386,218
Other                                             114,889         109,110        357,789         245,985
                                               ----------      ----------     ----------      ----------
    Total interest income                       1,664,085       1,714,997      5,063,071       5,120,881

Interest Expense:
Deposits                                          715,662         725,490      2,187,927       2,144,605
Borrowings                                        269,542         286,723        839,356         868,277
                                               ----------      ----------     ----------      ----------
    Total interest expense                        985,204       1,012,213      3,027,283       3,012,882

Net interest Income                               678,881         702,784      2,035,788       2,107,999
Provision for loan losses                           9,000           6,000         27,000          18,000
                                               ----------      ----------     ----------      ----------
Net interest income after
  provision for loan losses                       669,881         696,784      2,008,788       2,089,999

Non-interest Income:
Real estate operations                            140,837         111,246        426,348         311,500
Gain on sale of investments                        33,911             ---         40,202             ---
Gain on sale of real estate                        33,075          29,137         34,347          30,974
Other                                              23,180          23,190         68,618          63,654
                                               ----------      ----------     ----------      ----------
    Total non-interest income                     231,003         163,573        569,515         406,128

Non-interest expense:
Salaries and benefits                             216,604         231,626        674,493         695,969
Real estate operations                             91,496          61,466        256,787         193,012
Occupancy and equipment                            43,740          28,972        117,204          84,132
FDIC premiums and OTS assessments                  22,827          22,692         45,118          42,568
Data processing                                    26,886          27,943         81,053          71,003
Other                                              86,221          92,318        280,000         262,892
                                               ----------      ----------     ----------      ----------
    Total non-interest expense                    487,774         465,017      1,454,655       1,349,576
                                               ----------      ----------     ----------      ----------

Income before income taxes                        413,310         395,340      1,123,648       1,146,551
Income tax expense                                137,240         127,365        369,720         381,095
                                               ----------      ----------     ----------      ----------

Net income                                     $  276,070      $  267,975     $  753,928      $  765,456
                                               ==========      ==========     ==========      ==========

Basic earnings per share                            $0.19           $0.18          $0.51           $0.52
Diluted earnings per share                          $0.18           $0.17          $0.49           $0.50



                                             STATEFED FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               For the Three Month Periods Ending March 31, 1999 and 1998
                              and For the Nine Month Periods Ending March 31, 1999 and 1998

                                            Three Months Ended               Nine Months Ended
                                                 March 31                         March 31
                                               (Unaudited)                      (Unaudited)
                                          --------------------------    --------------------------
                                              1999         1998             1999           1998
                                          -----------  -------------    -------------  -----------
Net income                                   $276,070       $267,975         $753,928     $765,456

 Other comprehensive income, net of tax:

   Unrealized holding gains (losses) on
   securities arising during period          $(35,066)      $ 23,550         $(37,903)    $104,607
                                             --------       --------         --------     --------
  Reclassification adjustment                $(22,721)      $    ---         $(26,935)    $    ---
                                             --------       --------         --------     --------
                                             $(57,787)      $ 23,550         $(64,838)    $104,607
                                             --------       --------         --------     --------
Comprehensive income                         $218,283       $291,525         $689,090     $870,063
                                             ========       ========         ========     ========

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Nine Months Ended March 31, 1999 and 1998

                                  (Unaudited)


Balance - June 30, 1998                                          $16,084,286

Additional paid in capital                                            32,595

Other comprehensive income--unrealized gain on
   investment securities, net of deferred income taxes               (64,838)

Dividends  declared                                                 (270,915)

Repurchase of 31,500 shares treasury stock                          (320,000)

Stock options exercised (9,612 shares)                                78,077

ESOP common stock released for allocation                             53,059

Net income                                                           753,928
                                                                 -----------
Balance - March 31, 1999                                         $16,346,192
                                                                 ===========

                                             STATEFED FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                          For the Nine Month Periods Ending March 31, 1999 and March 31, 1998
                                                      (Unaudited)


Cash Flows From Operating Activities                                March 31, 1999       March 31, 1998
                                                                    --------------       --------------
Net Income                                                          $   753,928          $   765,456
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                            122,256               59,032
Amortization  of purchase loan discounts                                    (60)              (7,738)
Amortization of ESOP                                                     85,655              123,439
Deferred loan fees                                                      (10,151)             (14,608)
Provision for losses on loans                                            27,000               11,623
Change in:
      Accrued interest receivable                                        (1,002)              22,488
      Other assets                                                      (12,524)             (23,746)
      Accrued interest payable                                          (62,892)             (59,304)
      Other liabilities                                                  (4,080)             134,554
                                                                    -----------          -----------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                  $   898,130          $ 1,011,196

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                               $   (99,054)         $       ---
Maturity of investments in certificates of deposit                      596,225            2,954,004
Purchase of available-for-sale investment securities                   (323,199)            (697,058)
Proceeds from sale or maturity of available-for-sale
    investment securities                                             1,055,342            1,050,000
(Purchase) redemption of FHLB Stock                                    (198,600)                 ---
Net (increase) decrease in loans outstanding                           (805,837)          (1,346,532)
Investment in real estate held for development                           (4,731)             209,549
Investment in real estate held for investment                           (16,855)             136,542
Investment in real estate acquired in settlement of loans               110,668             (353,246)
Purchase of office property and equipment                               (35,492)            (222,466)
                                                                    -----------          -----------
     NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES         $   278,467          $ 1,730,793

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 $ 1,081,097          $ 3,696,753
Advances from the Federal Home Loan Bank                                    ---           11,000,000
Repayment of advances from the Federal Home Loan Bank                   (65,398)         (11,013,941)
Net decrease in advances from borrowers                                (335,463)            (465,126)
Proceeds from stock options exercised                                    78,077               78,616
Dividends paid                                                         (233,034)            (234,115)
Purchase of treasury stock                                             (320,000)            (184,375)
                                                                    -----------          -----------
      NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               $   205,279          $ 2,877,812
                                                                    -----------          -----------
 CHANGE IN CASH AND CASH EQUIVALENTS                                $ 1,381,876          $ 5,619,801
                                                                    -----------          -----------
 CASH AND CASH EQUIVALENTS, beginning of period                     $ 9,445,404          $ 3,634,086
                                                                    -----------          -----------
 CASH AND CASH EQUIVALENTS, end of period                           $10,827,280          $ 9,253,887
                                                                    ===========          ===========



                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months Ending March 31, 1999 and March 31, 1998
        And for the Nine Months Ending March 31, 1999 and March 31, 1998
                                   (Unaudited)

1.       BASIS OF PRESENTATIONS

         These consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30,
1998). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Corporation"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

         These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year, ended June 30, 1998.


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


                                            For the three months        For the nine months
                                            ended March 31, 1999       ended March 31, 1999
Weighted Average Shares Outstanding:
                                         --------------------------- -------------------------
     Basic earnings per share                    1,485,950                 1,487,868
     Fully diluted earnings per share            1,525,166                 1,535,540


                                            For the three months      For the six months ended
                                            ended March 31, 1998          March 31, 1998
Weighted Average Shares Outstanding:
                                         --------------------------- -------------------------
     Basic earnings per share                     1,488,133                1,485,538
     Fully diluted earnings per share             1,545,924                1,542,346

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at March 31, 1999 are as follows:

                                                         Amount          %
                                                        -------       ------
         Tangible Capital:                             (Dollars in thousands)

                  Association's                         $ 7,544        8.79%
                  Requirement                             1,288        1.50%
                                                        -------       -----
                  Excess                                $ 6,256        7.29%

         Core Capital:
                  Association's                         $ 7,544        8.79%
                  Requirement                             3,434        4.00%
                                                        -------       -----
                  Excess                                $ 4,110        4.79%
         Risk-Based Capital:
                  Association's                         $ 7,777       15.25%
                  Requirement                             4,080        8.00%
                                                        -------       -----
                  Excess                                $ 3,697        7.25%


4.       STOCK OPTION PLAN

         At June 30, 1998 there were unexercised options for 82,014 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock
Option Plan. The options have an exercise price of $5 per share. There were 9,612 shares exercised during the nine months ended March 31, 1999.


5.       STOCK REPURCHASE PLAN

         On February 18, 1998, the Company's Board of Directors authorized management to repurchase up to 77,980 shares of the Company's common stock over the next twelve months. During the three month period ending March 31, 1999, 5,000 shares were repurchased. As of March 31, 1999 a total of 31,500 shares have been repurchased since February 18, 1998, at a cost of $392,500.

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

Financial Condition

         The Company's total assets increased $900,000, or 1.0%, from $89.8 million at June 30, 1998 to $90.7 million at March 31, 1999. This increase was due primarily to an increase in cash and amounts due from depository institutions of $1.4 million, and an increase in net loans receivable of $800,000, partially offset by a decrease in investment securities of $800,000 and a decrease in investments in certificates of deposit of $500,000.

         Net loans receivable increased $800,000, or 1.1%, from $69.0 million at June 30, 1998 to $69.8 million at March 31, 1999. The increase in the loan portfolio occurred as a result of an increase in loan originations comprised primarily of fixed-rate mortgage loans on residential properties and adjustable rate mortgage loans on commercial real estate.

         Total deposits increased by $1.1 million, or 2.0%, from $53.7 million at June 30, 1998 to $54.8 million at March 31, 1999. Money market fund accounts increased $1.2 million and NOW accounts increased $342,000, while certificate accounts decreased $461,000 and passbook accounts decreased $44,000. The increase was the result of the company competitively pricing its products.

         Total stockholders' equity increased $261,900 from $16.1 million at June 30, 1998 to $16.3 million at March 31, 1999. The increase was due primarily, to net income of $753,900 and accounting for employee stock awards and options of $163,700, partially offset by the result of the treasury stock repurchases of $320,000, dividends declared of $270,900, and a change in net unrealized gains on investment securities of $64,800.


Comparison of Operating Results for the Three Month Periods Ending March 31, 1999 and March 31, 1998

         General. Net income increased $8,100 to $276,100 for the three months ended March 31, 1999 from $268,000 for the three months ended March 31, 1998. The increase was primarily the result of an increase in non-interest income of $67,400, partially offset by a decrease in net interest income of $23,900, an increase in non-interest expense of $22,800, and an increase in income tax expense of $9,900.

         Net Interest Income. Net interest income decreased $23,900, from $702,800 for the three months ended March 31, 1998 to $678,900 for the three months ended March 31, 1999. This decrease was the result of a decrease in interest income of $50,900, offset by a decrease in interest expense $27,000.

         Interest Income. Interest income decreased $50,900, from $1.71 million for the three months ended March 31, 1998 to $1.66 million for the three months ended March 31, 1999 primarily as a result of a decrease in the rates earned on interest earning assets.

         Interest Expense. Interest expense decreased $27,000 from $1.0 million in the three months ended March 31, 1998 to $985,200 for the three months ended March 31, 1999. This decrease resulted primarily from a decrease in the balance of deposit accounts and borrowings, and also slightly lower interest rates paid on these accounts.

         Provision for Loan Losses. The provision for loan losses increased $3,000 in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The provision during the three months ended March 31, 1999 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased $67,400 from $163,600 in the three months ended March 31, 1998 to $231,000 in the three months ended March 31, 1999. This increase reflects increased income from the Company's real estate operations as well as an increase in gain on sale of investments.

         Non-interest Expense. Non-interest expense increased from $465,000 in the three months ended March 31, 1998 to $487,800 in the three months ended March 31, 1999. This increase of $22,800, was primarily the result of an increase in real estate operations expense of $30,000 and an increase in occupancy and equipment expense of $14,800, partially offset by a decrease in salaries and benefits expense of $15,000.

           Income Tax Expense. Income tax expense was $137,200 for the three months ended March 31, 1999 compared to $127,400 for the three months ended March 31, 1998, an increase of $9,800, primarily due to the increase in taxable income.


Comparison of the Nine Month Periods Ending March 31, 1999 and March 31, 1998

         General. Net income decreased $11,500 from $765,400 for the nine months ended March 31, 1998 to $753,900 for the nine months ended March 31, 1999. The decrease was primarily the result of a decrease in net interest income of $72,200, an increase in non-interest expense of $105,100, and an increase in the provision for loan losses of $9,000, partially offset by an increase in non-interest income of $163,400 and a decrease in income tax expense of $11,400.

         Net Interest Income. Net interest income decreased $72,200, from $2.1 million for the nine months ended March 31, 1998 to $2.0 million for the nine months ended March 31, 1999. This decrease was primarily the result of a decrease in the rates earned on interest earning assets, partially offset by a decrease on rates paid on deposits and borrowings.

         Interest Income. Interest income decreased $57,800, from $5.12 million for the nine months ended March 31, 1998 to $5.06 million the nine months ended March 31, 1999. The slight decrease is a result of a decrease in the rates earned on interest earning assets.

         Interest Expense. Interest expense increased $14,400 from $3.01 million in the nine months ended March 31, 1998 to $3.03 million in the nine months ended March 31, 1999. This increase resulted from a slight increase in the balance of deposits, partially offset by a decrease in the rates paid on deposits and borrowings.

         Provision for Loan Losses. The provision for loan losses increased $9,000 in the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. The provision during the nine months ended March 31, 1999 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased $163,400 from $406,100 in the nine months ended March 31, 1998 to $596,500 in the nine months ended March 31, 1999. The increase was primarily the result of an increase in real estate operations of $114,800 and an increase in gain on sale of investments of $40,200.

         Non-interest Expense. Non-interest expense increased from $1.35 million in the nine months ended March 31, 1998 to $1.45 million in the nine months ended March 31, 1999. This increase of $105,100 was primarily the result of an increase of $63,800 in real estate operations expense, an increase in occupancy and equipment expense of $33,100, an increase in other non-interest expense of $17,100, and an increase in data processing expense of $10,000, partially offset by a decrease in salaries and benefit expense of $21,500.

         Income Tax Expense. Income tax expense decreased from $381,100 for the nine months ended March 31, 1998 to $369,700 for the nine months ended March 31, 1999, a decrease of $11,400. The decrease was primarily due to the decrease in taxes on taxable income.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 1999, the Association's liquidity ratio was 19.96%, which exceeded the minimum regulatory requirement on such date.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1999, the Association exceeded all fully phased-in regulatory capital requirements.

         At March 31, 1999, the Association's tangible capital was $7.5 million, or 8.79%, of adjusted total assets, which is in excess of the 1.5% requirement by $6.3 million. In addition, at March 31, 1999, the Association had core capital of $7.5 million, or 8.79%, of adjusted total assets, which exceeds the 3% requirement by $5.0 million. The Association had risk-based capital of $7.8 million at March 31, 1999 or 15.25% of risk-adjusted assets which exceeds the 8.0% risk-based capital requirements by $3.7 million.

Regulatory Developments

     As of March 31, l999, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonable likely to have a material adverse effect on the Company's liquidity, capital resources of operations.

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

         Risk. Like most financial institutions service providers, the Bank and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Bank's direct control and third parties with whom the Bank electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Bank could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely effect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Bank's operations and, in turn, its financial condition and results of operations.

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

         Beginning in October 1998, all unsecured credits greater than $100,000 were sent a questionnaire developed by the Bank's credit administration staff to evaluate Y2K exposure. The Bank also contacted its most significant borrowers informing them of the Y2K issue. Because the Bank's loan portfolio is primarily real estate-based and is diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Y2K-related difficulties that will affect net earnings or cash flow. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk.

         Renovation Phase. The Bank's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process.

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

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission  of Matters to Vote of  Security  Holders
         Not applicable.

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits

         Exhibit 27 - Financial data Schedule

         (b) The following is a description of the Form 8-K's filed during the three months ended March 31, 1999:

         None

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STATEFED FINANCIAL CORPORATION
                                                     Registrant


Date:  May 18, 1999                     /s/  John F. Golden
     ---------------------              ---------------------------------------
                                        John F. Golden
                                        President and Chief Executive Officer


Date:  May 18, 1999                     /s/  Andra K. Black
     ---------------------              ---------------------------------------
                                        Andra K. Black
                                        Executive Vice President and
                                          Chief Financial Officer