Form 10KSB40
period 1999-06-30
STATEFED FINANCIAL CORP
filed 1999-09-28
CIK 912567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number 0-22790

                         STATEFED FINANCIAL CORPORATION
      -----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                     42-1410788
     ------------------------------------             -----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

      519 Sixth Avenue, Des Moines, Iowa                       50309
      -----------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (515) 282-0236
                                                   --------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State the issuer's revenue for the most recent fiscal year: $7.5 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 22, 1999, was $13.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of September 22, 1999, there were issued and outstanding 1,509,100 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1999.

Part III of Form 10-KSB - Proxy Statement for 1999 Annual Meeting of
Stockholders.

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

      At June 30, 1999, the Company had $90.8 million of assets and stockholders' equity of $16.1 million (or 17.73% of total assets).

      State Federal is a federally chartered savings and loan association headquartered in Des Moines, Iowa. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States.

      The principal business of the Association consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage and commercial and multi-family real estate loans, and, to a lesser extent, construction and consumer loans primarily in the Association's market area. The Association also invests in U.S. Government and agency obligations and other permissible investments. At June 30, 1999, substantially all of the Association's real estate mortgage loans were secured by properties located in Iowa.

      The Association's revenues are derived primarily from interest on mortgage loans and investments, income from service charges and loan originations, and income from real estate operations. The Association does not originate loans to fund leveraged buyouts and has no loans to foreign corporations or governments.

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

Impact of Year 2000

      General. The year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

      Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Association, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

      Risk. Like most financial institution service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

      State of Readiness. During November 1997, the Company formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:

      o     Established senior management advisory and review responsibilities;

      o Completed a Company-wide inventory of applications and system software;

      o Completed renovation and testing of the Company's mission-critical systems;

      o Built an internal tracking database for application and vendor software;

      o     Developed compliance plans and schedules for all lines of business;

      o     Monitored vendor compliance verification;

      o Provided awareness and education activities for employees through existing internal communication channels;

      o Continued a process to respond to customer inquiries as well as help educate customers on the Y2K issue; and

      o Completed a detailed contingency plan in the event of interruptions of service from our outside vendors and service providers.

      The following paragraphs summarize the phases of the Company's Y2K plan:

            Awareness Phase. The Company formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to getting more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

            Assessment Phase. The Company's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission-critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Company began identifying functional replacements, which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission-critical systems. This phase is substantially complete.

            The Company also contacted its most significant borrowers informing them of the Y2K issue. Because the Company's loan portfolio is primarily real estate-based and is diversified with regard to individual borrowers and types of businesses, and the Company's primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged Y2K-related difficulties that will affect net earnings or cash flow. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk.

            Renovation Phase. The Company's corporate inventory revealed that Y2K upgrades were available for all vendor-supplied mission-critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process.

            Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company currently is near completion of testing of each mission-critical system, with the degree of completion of such testing at 97%. The Company's validation phase is expected to be completed by October, 1999 for all mission-critical systems. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission-critical system.

            Implementation Phase. The Company's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission-critical systems.

            Company Resources Invested. The Company's Y2K project team has been assigned the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected, if necessary, tested, and changes put into service by October 31, 1999. The Y2K project team members represent all functional areas of the Company, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by a vice president who reports directly to a member of the Company's senior management team. The Company's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives quarterly updates from, the Y2K project team.

            The Company expenses all costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The Company does not anticipate incurring significant additional expense to implement additional corrective actions.

      Contingency Plans. During the assessment phase, the Company developed backup contingency plans for each of its mission-critical systems. Virtually all the Company's mission-critical systems are dependent upon third party vendors or service providers. These vendors have been monitored throughout the 1998-1999 year and all have provided evidence of their efforts to comply with the Y2K problem. All that we consider as our primary providers have appeared to have resolved any Y2K problems that they may have had, with the exception of some of the public utilities, which have issued statements periodically through the local press. As a backup plan to the possibility of electrical service being interrupted, the Company has made arrangements to have an electrical generator on site large enough to totally power one of the branch offices. All other vendors and suppliers that we consider part of our mission-critical systems have provided statements of assurance and have shown due diligence as to their own readiness. The Company has also put into place provisions to have additional currency available and will have limitations on withdrawals in the event of aggressive pressures on the Company's cash on hand.

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

      While the Association primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, it also originates multi-family and commercial real estate and, to a lesser extent, construction and consumer loans in its primary market area. At June 30, 1999, the Association's net loan portfolio totaled $72.3 million.

      The Loan Committee of the Association, comprised of executive officers Golden, Wood and Black, loan officers Komma and Stravers and Director of Development Joe Sinnwell, has the immediate responsibility for the supervision of the Association's loan portfolio. The Association's loan policy requires full Board approval on all loans. The Board relies heavily on the recommendation of CEO Golden in making its decisions. The Board of Directors has responsibility for the overall supervision of the Association's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

      The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation Federal Regulation of Savings Associations." At June 30, 1999, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.2 million. At that date the largest loan to one borrower or group of related borrowers consisted of 44 loans to one borrower totaling $2.4 million. All of such loans were performing in accordance with their terms. Currently, it is the Association's general policy to limit its loans to one borrower to the maximum regulatory limit. The Association reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

      Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.

                                                                   June 30,
                                      -------------------------------------------------------------------
                                              1999                   1998                    1997
                                      -------------------------------------------------------------------
                                       Amount      Percent      Amount    Percent      Amount     Percent
                                      -------------------------------------------------------------------
                                                             (Dollars in Thousands)
Real Estate Loans
 One-to-four family ...............   $ 46,178      62.55%    $ 44,441      63.41%    $ 44,582      63.93%
 Multi-family and Commercial ......     24,340      32.91       23,115      32.98       20,469      29.35
 Construction or development ......      2,025       2.74        1,535       2.19        3,549       5.09
                                      --------     ------     --------     ------     --------     ------
     Total real estate loans ......     72,543      98.26       69,091      98.58       68,600      98.37

Other Loans:
 Consumer Loans:
 Deposit account ..................        141       0.19          159       0.23          242        .35
 Other ............................      1,140       1.55          838       1.19          891       1.28
                                      --------     ------     --------     ------     --------     ------
     Total consumer loans .........      1,281       1.74          997       1.42        1,133       1.63
                                      --------     ------     --------     ------     --------     ------
     Total loans ..................     73,824     100.00%      70,088     100.00%      69,733     100.00%
                                                   ======                  ======                  ======

Less:
 Loans in process .................       (963)                   (605)                   (999)
 Deferred fees and discounts ......       (288)                   (297)                   (335)
 Allowance for losses .............       (242)                   (206)                   (221)
                                      --------                --------                --------
 Total loans receivable, net ......   $ 72,331                $ 68,980                $ 68,178
                                      ========                ========                ========

      The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                         June 30,
                                      -----------------------------------------------------------------------------
                                               1999                       1998                        1997
                                      -----------------------------------------------------------------------------
                                       Amount       Present        Amount       Present         Amount      Percent
                                      -----------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One-to-four family ..............   $ 28,310        38.35%      $ 21,041        30.02%      $ 14,119        20.25%
  Multi-family and Commercial .....     14,330        19.41         12,582        17.95          9,456        13.56
  Construction or development .....      2,025         2.74          1,535         2.19          3,549         5.09
                                      --------       ------       --------       ------       --------       ------
     Total real estate loans ......     44,665        60.50         35,158        50.16         27,124        38.90
 Consumer .........................      1,281         1.74            997         1.42          1,133         1.62
                                      --------       ------       --------       ------       --------       ------
     Total fixed-rate loans .......     45,946        62.24         36,155        51.58         28,257        40.52

Adjustable Rate Loans:
 Real estate:
  One-to-four family ..............     17,868        24.20         23,400        33.39         30,463        43.69
  Multi-family and Commercial .....     10,010        13.56         10,533        15.03         11,013        15.79
                                      --------       ------       --------       ------       --------       ------
     Total real estate loans ......     27,878        37.76         33,933        48.42         41,476        59.48
 Consumer .........................         --           --             --           --             --           --
                                      --------       ------       --------       ------       --------       ------
     Total adjustable rate loans ..     27,878           --         33,933        48.42         41,476        59.48
                                      --------       ------       --------       ------       --------       ------
     Total loans ..................     73,824       100.00%        70,088       100.00%        69,733       100.00%
                                                     ======                      ======                      ======
Less:
 Loans in process .................       (963)                       (605)                       (999)
 Deferred fees and discounts ......       (288)                       (297)                       (335)
 Allowance for loan losses ........       (242)                       (206)                       (221)
                                      --------                    --------                    --------
    Total loans receivable, net ..    $ 72,331                    $ 68,980                    $ 68,178
                                      ========                    ========                    ========

      The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 1999. Mortgages which have fixed, adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                               Real Estate
                                       ---------------------------------------------------------------------------------------------
                                                           Multi-family and   Construction
                                       One-to-four family     Commercial      or Development        Consumer            Total
                                       ------------------  ----------------  ----------------   -----------------   ----------------
                                               Weighted            Weighted          Weighted            Weighted          Weighted
                                                Average             Average           Average             Average           Average
                                        Amount    Rate     Amount    Rate    Amount     Rate     Amount    Rate     Amount   Rate
                                        ------  ---------  ------  --------  ------  --------    ------  --------   ------   -------
                                                                           (Dollars in Thousands)
Due During Years Ending June 30, (1)
2000 ...............................   $   503    9.23%   $ 2,112    8.77%   $   984    9.20%   $   147    8.89%   $ 3,746   8.95%
2001 ...............................       333    9.31        472    8.76         --      --        247    9.08      1,052   9.01
2002 ...............................       977    8.74      1,190    8.90         --      --        224    9.24      2,391   8.87
2003-2007 ..........................     8,927    8.41      9,123    8.63         --      --        626    8.95     18,676   8.53
After 2007 .........................    35,438    7.85     11,443    8.60    $ 1,041    8.41         37   10.50     47,959   8.04

----------
(1) Includes construction loans which the Association reclassifies as permanent loans once the construction phase is completed.

      The total amount of loans due after June 30, 2000 which have fixed interest rates is $43.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $26.8 million.

      One-to-four family Residential Mortgage Lending. Residential loan originations of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. At June 30, 1999, the Company's one-to-four family residential mortgage loans totaled $46.2 million, or approximately 62.6% of the Company's total gross loan portfolio.

      The Company currently offers ARM payment and fixed-rate mortgage loans. During the year ended June 30, 1999, the Association originated $2.1 million of adjustable-rate real estate loans, which were secured by one-to-four family residential real estate. During the same period, the Company originated $9.1 million of fixed-rate real estate loans, secured by one-to-four family residential real estate. The Company's one-to-four family residential mortgage originations are primarily in its market and surrounding areas, and no such loans were sold during the three year period ended June 30, 1999.

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

      The Company also currently offers thirty year amortization ARM loans with interest rate adjustments occurring after one, and to a lesser extent, three, five and seven year terms with an interest rate margin generally 3.00 basis points over one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust periodically, pursuant to the contractual term. These loans provide for up to a 100 basis point annual cap and a lifetime cap of 600 basis points over the initial rate although the bulk of the Association's ARMs are estimated by management to have 500 basis point lifetime caps. Under the current ARM program, a 500 basis point lifetime cap is being utilized. Under the contractual terms, the majority of such loans do not adjust below the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Association's cost of funds. The Company's ARMs do not permit negative amortization of principal. The Association generally qualifies borrowers above the fully indexed rate.

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

      Multi-Family and Commercial Real Estate Lending. The Company has also engaged in commercial and multi-family real estate lending in its market area and surrounding areas and has purchased participation interests in such loans from other financial institutions throughout Iowa. At June 30, 1999, the Company had $24.3 million of commercial and multi-family real estate loans, which represented 33.0% of the Company's gross loan portfolio. All of the Association's commercial and multi-family real estate loans were performing in accordance with their repayment terms with the exception of one loan aggregating $525,000 secured by a multi-family dwelling. Such loan was 30 days past due at September 1, 1999. A substantial portion of the Company's multi-family and commercial real estate loans were secured by properties located in Iowa. However, the Company had multi-family and commercial real estate loans, with an aggregate balance of $5.3 million at June 30, 1999, secured by real estate located in Texas, Colorado, Nebraska, Minnesota, Nevada, California, Illinois and Wisconsin.

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

      The following table breaks out the Company's commercial loan portfolio by type of loan at the dates indicated.

                                                     June 30,
                                        --------------------------------
                                         1999         1998          1997
                                         ----         ----          ----
                                                 (In Thousands)
        Multi-family ............       $ 9,222      $10,141      $ 8,231
        Nursing homes ...........         1,697        1,638        1,671
        Churches ................         1,129        1,208        1,164
        Motels ..................         3,321        1,688        1,336
        Shopping Centers ........         1,136        1,568        1,155
        Commercial Buildings ....         7,835        6,872        6,912
                                        -------      -------      -------
             Total ..............       $24,340      $23,115      $20,469
                                        =======      =======      =======

      This portfolio grew by $1.2 million from fiscal 1998 to fiscal 1999, and the portfolio comprised the same percentage of total loans, 33.0%, in fiscal 1999 as it did in fiscal 1998, when commercial loans also comprised 33.0% of total loans.

      Construction Lending. The Company engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes and commercial properties in the Company's primary market area and surrounding areas. At June 30, 1999, the Company had $2.0 million of gross construction loans.

      Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for twelve months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

      All construction loans to builders require payment of interest only for up to 12 months. At June 30, 1999, all of the Company's construction loans were performing in accordance with their repayment terms.

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

      Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1999, none of the loans in the consumer loan portfolio was non-performing. There can be no assurance that delinquencies will not occur in the future.

      The largest component of State Federal's consumer loan portfolio consists of auto loans. At June 30, 1999, such loans totaled $1.0 million or approximately 1.4% of the Association's gross loan portfolio. During the fiscal year ended June 30, 1999, the Association originated $829,000 in auto loans as compared to $418,000 originated in the same period ended June 30, 1998. At June 30, 1999, the Association's consumer loan portfolio totaled $1.3 million or 1.74% of its total gross loan portfolio.

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

      In fiscal 1999, the Company originated $16.6 million of loans, compared to $16.5 million and $15.3 million in fiscal 1998 and 1997, respectively. The Company has experienced significant repayments of loans during the last three fiscal years. Principal repayments in fiscal 1999 decreased by $500,000 to $17.7 million from $18.2 million in fiscal 1998.

      In periods of economic uncertainty, the ability of financial institutions, including State Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

      The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                       Year Ended June 30,
                                                 -------------------------------
                                                 1999        1998          1997
                                                 ----        ----          ----
                                                         (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one-to-four family ......      $ 2,093      $ 2,361      $ 5,020
        - commercial ....................           --           60           96
  Non-real estate - consumer ............           --           --           --
                                               -------      -------      -------
      Total adjustable-rate .............        2,093        2,421        5,116
 Fixed rate:
  Real estate - one-to-four family ......        9,077        8,160        4,910
        - commercial ....................        4,396        5,399        4,625
  Non-real estate - consumer ............        1,034          540          667
                                               -------      -------      -------
      Total fixed-rate ..................       14,507       14,099       10,202
                                               -------      -------      -------
      Total loans originated ............       16,600       16,520       15,318

Purchases:
  Real estate - one-to-four family ......      $    --      $    --      $    --
        - commercial ....................        2,416        2,213          768
  Non-real estate - consumer ............           --           --           --
                                               -------      -------      -------
      Total loans .......................        2,416        2,213          768
  Mortgage-backed securities ............           --           --           --
                                               -------      -------      -------
      Total purchases ...................        2,416        2,213          768
                                               -------      -------      -------

Repayments:
  Principal repayments ..................      $17,650      $18,241      $12,735
                                               -------      -------      -------
      Total reductions ..................       17,650       18,241       12,735
                                               -------      -------      -------
Increase (decrease) in other items,
 net ....................................        1,985          310        2,118
                                               -------      -------      -------
      Net increase (decrease) ...........      $ 3,351      $   802      $ 5,469
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

      The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1999. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                      Real Estate
                               ------------------------------------------------------------
                                                                      Commercial and
                                     One-to-four family                Multi-Family
                               ---------------------------     ----------------------------
                               Number     Amount   Percent     Number     Amount    Percent
                               ------     ------   -------     ------     ------    -------
                                                      (Dollars in Thousands)
Loans delinquent for:

 30-59 days ...............        17     $  893     1.93%          5     $1,039     4.27%
 60-89 days ...............         9        636     1.38          --         --       --
 90 days and over .........         7        353     0.77           1        525     2.16
                               ------     ------     ----      ------     ------     ----

 Total delinquent loans            33     $1,882     4.08%          6     $1,564     6.43%
                               ======     ======     ====      ======     ======     ====

      At June 30, 1999, there were two delinquent construction loans totaling $219,000 and 8 consumer loans totaling $42,000. The ratio of delinquent loans to total loans (net) was 5.13% at June 30, 1999.

      The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio at the dates indicated. Loans are generally placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                                             June 30,
                                                 ------------------------------
                                                  1999        1998        1997
                                                  ----        ----        ----
                                                        (Dollars in Thousands)
Non-accruing loans:
 One-to-four family ........................     $   --      $   96      $  810
                                                 ------      ------      ------
  Total ....................................         --          96         810

Accruing loans delinquent more
than 90 days:
 One-to-four family ........................        353           4         181
 Multi-family and commercial real estate ...        525          --          --
                                                 ------      ------      ------
  Total ....................................        878           4         181

Foreclosed assets:
 One-to-four family ........................        345         484         334
 Multi-family and commercial real estate ...        788         805          --
                                                 ------      ------      ------
  Total ....................................      1,133       1,289         334

Total non-performing assets ................     $2,011      $1,389      $1,325
                                                 ======      ======      ======
Total as a percentage of total assets ......       2.21%       1.55%       1.54%
                                                 ======      ======      ======

      Non-Performing Assets. Included in total non-performing assets are eight mortgage loans secured by a one-to-four family dwellings totaling $353,000 and one mortgage loan for $525,000 secured by a multi-family dwelling. The multifamily loan is currently 30 days past due. One loan totaling $72,000 has now been paid current. One loan totaling $70,000 is in the foreclosure process and no loss is expected.

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

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1999, the Association had classified a total of $1.1 million of its assets as substandard, none were classified as doubtful, and none were classified as loss.

      At June 30, 1999, total classified assets comprised $1.1 million or 13.3% of the Association's capital, or 1.26% of the Association's total assets.

      At June 30, 1999 the Association had a total of $1.1 million in property acquired in settlement of loans. Included in this total is $345,000 in a one- to four-family dwelling and $788,000 in commercial real estate. Both of the properties are presently leased with offers pending.

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

      Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1999, the Association had a total allowance for loan losses of $242,000 or 0.33% of loans receivable, net. See Notes A and E of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders attached hereto as Exhibit 13.

      The following table sets forth an analysis of the Association's allowance for loan losses.

                                                              Year Ended June 30,
                                                           -------------------------
                                                           1999     1998        1997
                                                           ----     ----        ----
                                                              (Dollars in Thousands)
Balance at beginning of period ......................     $ 206     $ 221       $ 240

Charge-offs .........................................        --       (67)        (55)
Recoveries ..........................................        --        --          --
                                                          -----     -----       -----
Net charge-offs .....................................        --       (67)        (55)
Transfer to allowance for decline in
 value of foreclosed real estate ....................        --        --          --
Additions charged to operations .....................        36        52          36
                                                          -----     -----       -----
Balance at end of period ............................     $ 242     $ 206       $ 221
                                                          =====     =====       =====

Ratio of net charge-offs during the period to average
 loans outstanding during the period ................       --%       .10%        .08%
                                                          =====     =====       =====

Ratio of net charge-offs during the period to average
 non-performing assets ..............................       --%      4.69%       4.59%
                                                          =====     =====       =====

      The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                            June 30
                                    -----------------------------------------------------------
                                          1999                 1997                 1996
                                    -----------------   ------------------    -----------------
                                              Percent              Percent              Percent
                                             of Loans             of Loans             of Loans
                                              in Each              in Each              in Each
                                             Category             Category             Category
                                             to Total             to Total             to Total
                                    Amount     Loans     Amount     Loans     Amount     Loans
                                    ------   --------    ------   --------    ------   --------
                                                        (Dollars In thousands)
One- to four- family ...........     $ 69      62.55%     $ 67      63.41%     $ 67      63.93%

Multi-family and commercial real
estate .........................       61      32.97        58      32.98        51      29.35
Construction ...................       --       2.74        --       2.19        --       5.09
Consumer .......................       12       1.74        10       1.42        11       1.63
Unallocated ....................      100         --        71         --        92         --
                                     ----     ------      ----     ------      ----     ------
  Total ........................     $242     100.00%     $206     100.00%     $221     100.00%
                                     ====     ======      ====     ======      ====     ======

Investment Activities

      State Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The Association's investment policy objective in this regard sets the Association's desired liquidity between 6% and 12%. As of June 30, 1999, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 15.19%. See "Regulation - Liquidity."

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

      Cash and Investments in Certificates of Deposit and Other Investments. At June 30, 1999, the Company's cash and interest-bearing deposits in other financial institutions totaled $8.5 million, or 9.36% of its total assets. Certificates of deposits invested in other institutions totaled $884,000 or 0.97% of its total assets. The Association has a $1.1 million investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. The Company has $1.4 million or 1.54% of its total assets invested in corporate securities, which includes preferred common stocks and mutual funds. The Company has $406,000 or 0.45% of its assets invested in federal agency securities. See Note D of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as
Exhibit 13.

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

      The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                             June 30,
                                                    --------------------------------------------------------------
                                                         1999                  1998                     1997
                                                    --------------       ----------------        -----------------
                                                    Book      % of        Book       % of        Book        % of
                                                    Value     Value       Value      Value       Value       Total
                                                    -----     -----       -----      -----       -----       -----
                                                                        (Dollars in Thousands)
Investment Securities:
  Corporate equity securities ................    $ 1,438      46.51%    $ 1,301      35.23%    $ 1,221      27.58%
  Federal agency debt securities .............        406      13.13       1,443      39.07       2,256      50.96
  Municipal bonds ............................        100       3.23          --         --          --         --
FHLB stock ...................................      1,148      37.13         949      25.70         950      21.46
                                                  -------    -------     -------    -------     -------    -------
  Total investment securities and FHLB
  stock ......................................    $ 3,092     100.00%    $ 3,693     100.00%    $ 4,427     100.00%
                                                  =======    =======     =======    =======     =======    =======

Other Interest-Earning Assets:
 Interest-bearing deposits with banks ........    $ 8,212      90.28%    $ 9,107      86.03%    $ 3,453      43.80%
 Certificates of deposit invested
 in other institutions .......................        884       9.72       1,479      13.97       4,430      56.20
                                                  -------    -------     -------    -------     -------    -------
  Total ......................................    $ 9,096     100.00%    $10,586     100.00%    $ 7,883     100.00%
                                                  =======    =======     =======    =======     =======    =======
Average remaining life or term to repricing of
  certificates of deposit ....................     1 year                 1 year                 1 year

Contractual maturities of federal agency debt securities and municipal bonds are shown below:

                                                        June 30, 1999
                                                     ----------------------
                                                                   Weighted
                                                      Book         Average
                                                      Value         Yield
                                                     ------        --------
                                                    (Dollars in Thousands)
         Due in one year or less ..............       $202          8.35%
         Due after one year through five years          --            --
         Due after five years through ten years        204          7.45
         Due after ten years ..................        100          5.00
                                                      ----
                                                      $506
                                                      ====

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

      The following table sets forth the savings flows at the Association during the periods indicated.

                                                 Year Ended June 30,
                                         --------------------------------
                                         1999          1998          1997
                                         ----          ----          ----
                                             (Dollars in Thousands)

        Opening balance ...........    $ 53,672      $ 50,346      $ 45,732
        Deposits ..................      66,888        57,637        58,944
        Withdrawals ...............     (68,735)      (57,179)      (56,885)
        Interest credited .........       2,888         2,868         2,555
                                       --------      --------      --------

        Ending balance ............    $ 54,713      $ 53,672      $ 50,346
                                       ========      ========      ========

        Net increase (decrease) ...    $  1,041      $  3,326      $  4,614
                                       ========      ========      ========

        Percent increase (decrease)        1.94%         6.61%        10.09%
                                       ========      ========      ========

      The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.

                                                  Maturity
                                -----------------------------------------
                                             Over       Over
                                3 Months    3 to 6     6 to 12    Over
                                or Less     Months     Months   12 months    Total
                                -------     ------     ------   ---------    -----
                                              (Dollars in Thousands)
Certificates of deposit less
 than $100,000 .............    $ 6,803    $ 6,383    $10,289    $13,571    $37,046
Certificates of deposit of
 $100,000 or more ..........      1,164      1,996      2,172      1,849      7,181
                                -------    -------    -------    -------    -------
Total certificates of
 deposit ...................    $ 7,967    $ 8,379    $12,461    $15,420    $44,227
                                =======    =======    =======    =======    =======

      Borrowings. Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Association desires additional capacity to fund loan demand.

      State Federal's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1999, the Association had $18.9 million in FHLB advances.

      At June 30, 1999, the Association had no repurchase agreements or other borrowings not mentioned above outstanding.

      The following table sets forth certain information including the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                        Year Ended June 30,
                                                     ------------------------
                                                     1999      1997      1996
                                                     ----      ----      ----
                                                        (Dollars In Thousands)
Maximum Balance:
 FHLB advances .................................   $19,000    $19,000   $19,000
                                                   =======    =======   =======

Average Balance:
 FHLB advances .................................   $18,918    $18,992   $18,500
                                                   =======    =======   =======

 Weighted average interest rate of FHLB advances      5.70%      5.98%     6.34%
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

      During the fiscal year ended June 30, 1999, State Service Corporation's gross revenues from property management activities (consisting of rental income) totaled approximately $328,400 and expenses (consisting of depreciation, interest, property taxes, management fees, and maintenance) were $251,200. Income tax expense totaled $36,300 for 1999. State Service Corporation has not had significant capital expenditures with regard to its real estate operation over the past three fiscal years. Revenues from State Service Corporation's interest income on real estate contracts totaled $18,700. See Note G to the Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders attached hereto as Exhibit 13.

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

Federal Regulation of Savings Associations

      The OTS has extensive authority over the operations of savings associations. As part of this authority, State Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular examination of State Federal was as of December 31, 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1999 was approximately $27,500.

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

      The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Association's lending limit under this restriction was approximately $1.2 million.

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

      At June 30, 1999 the Association had tangible capital of $7.7 million, or
9.01 % of adjusted total assets, which is approximately $6.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

      At June 30, 1999, the Association had core capital equal to $7.7 million, or 9.01% of adjusted total assets, which is $5.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1999, State Federal had no capital instruments that qualify as supplementary capital and $242,000 of general loss reserves, which was less than 0.46% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. State Federal had no such exclusions from capital and assets at June 30, 1999.

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

      On June 30, 1999, the Association had total risk-based capital of $8.0 million (including $7.7 million in core capital and $242,000 in qualifying supplementary capital) and risk-weighted assets of $52.8 million or total risk-based capital of 15.13% of risk-weighted assets. This amount was $3.8 million above the 8% requirement in effect on that date.

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

      In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1999, the Association was in compliance with both requirements, with an overall liquid asset ratio of 15.19% and a short-term liquid assets ratio of 15.19%.

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

Qualified Thrift Lender Test

      All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings Association may maintain 60% of its assets specified in
Section 770(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1999, the Association met the test and has always met the test since its effectiveness.

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

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association examined for CRA compliance in 1998 and received a rating of satisfactory.

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

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

      As a member, State Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1999, State Federal had $1.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.05% and were 6.44% for fiscal year 1999.

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

      For the fiscal year ended June 30, 1999, dividends paid by the FHLB of Des Moines to State Federal totaled $71,200 which constitutes a $6,500 increase from the amount of dividends received in the fiscal year ended June 30, 1998. The $17,900 dividend received for the quarter ended June 30, 1999 reflects an annualized rate of 6.25%, which decreased 0.75% from the same quarter ended June 30, 1998, which was a rate of 7.0%.

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

      The federal tax legislation enacted in August 1996 imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Association, the base-year reserves are the balances as of December 31, 1987. Recapture of the excess reserves will occur over a six-year period which will begin for the bank either in fiscal year 1998, 1999, or 2000, depending on whether it meets certain residential lending requirements. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its Federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

      Also, under the August 1996 legislation, the Association's base-year Federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Association pays a dividend in excess of its current or accumulated earnings or profits, redeems any of its stock or is liquidated. The Association has not established a deferred federal tax liability under Statement of Financial Accounting Standards ("SFAS") No. 109 for its base-year Federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured. The unrecognized deferred tax liability was $520,000 at June 30, 1999.

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

      The Association's primary concentration is Des Moines, Iowa. There are four savings institutions, over 21 commercial banks and approximately 30 credit unions in the Association's market area. The Association estimates its share of the savings market in its primary market area to be approximately 1.0%.

Employees

      At June 30, 1999, the Company and its subsidiary had a total of 18 employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

      The Association conducts its business at its main office and one other location in its primary market area. The following table sets forth information relating to each of the Association's offices as of June 30, 1999.

      The Association owns its branch office and its main office. The total net book value of the Association's premises and equipment (including land, building, furniture, fixtures and equipment) at June 30, 1999 was $1.2 million. See Note I of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                             Total
                                          Approximate
                               Date          Square        Net Book Value at
        Location             Acquired       Footage          June 30, 1999
        --------             --------       -------          -------------
Main Office:
 519 Sixth Avenue        January 3, 1995     3,300             $732,300
 Des Moines, Iowa

Branch Office:
 4018 University
 Des Moines, Iowa              1985          4,000             $290,143

      The Association conducts its data processing through a service bureau, NCR Corporation. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1999 was $106,600. The net book value of other furniture and equipment at June 30, 1999 was $36,700.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Page 47 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference. The dividend payout ratio for June 30, 1999 was 37.3%.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation and Selected Financial Data

      Pages 6 through 17 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

      The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1999 is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                                 Pages in Annual Report
---------------------                                 ----------------------

Independent Auditors' Report                                    19

Consolidated Balance Sheets as of
 June 30, 1999 and 1998                                         20

Consolidated Statements of Income
 for the Years Ended June 30, 1999,
 1998 and 1997                                                  21

Consolidated Statements of
 Stockholders' Equity for Years
 Ended June 30, 1999, 1998 and 1997                             23

Consolidated Statements of Cash Flows
 for Years Ended June 30, 1999, 1998
 and 1997                                                       24

Notes to Consolidated Financial
 Statements                                                     25


      With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1999 is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

      Information concerning directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
         (a)  Exhibits
                                                       Reference to Prior Filing
S-B Exhibit                                                or Exhibit Number
 Number               Document                             Attached Hereto
 ------               --------                             ---------------
   3(i)   Articles of Incorporation, including                    *
          amendments thereto
   3(ii)  By-Laws                                                3(ii)
   4      Instruments defining the rights of                      *
          security holders, including
          debentures
   9      Voting Trust Agreement                                 None
  10      Executive Compensation Plans and                        *
          Arrangements
          (a) Employment Contract between:                       *
              (I)   John F. Golden and the Association
              (ii)  Andra K. Black and the Association
              (iii) Craig Wood and the Association
          (b) 1993 Stock Option and Incentive                    *
              Plan
          (c) 1993 Management Recognition and                    *
              Retention Plan
          (d) Deferred Compensation Agreement                    *
  11      Statement re:  computation of per                      None
          share earnings
  13      Annual Report to Security Holders                       13
  16      Letter re:  change in certifying                       None
          accountants
  18      Letter re:  change in accounting                       None
          principles
  21      Subsidiaries of Registrant                              21
  22      Published report regarding                             None
          matters submitted to vote
          of security holders
  23      Consents of Experts and Counsel                         23
  24      Power of Attorney                                  Not required
  27      Financial Data Schedule                                None
  28      Information from reports                               None
          furnished to state insurance
          regulatory authorities
  99      Additional Exhibits                                    None

          (b) Reports on Form 8-K

           None.

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

                                     STATEFED FINANCIAL CORPORATION


Date:     September 28, 1999         By:     /s/ John F. Golden
     -------------------------------     --------------------------------------
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


/s/ John F. Golden                    /s/ Craig Wood

JOHN F. GOLDEN                        CRAIG WOOD
Chairman of the Board                 Director and Senior Vice
 President and Chief Executive        President
 Officer

Date:     September 28, 1999          Date:   September 28, 1999
     -------------------------------       -------------------------------------


/s/ Harry A. Winegar                  /s/ Eugene M. McCormick

HARRY A. WINEGAR                      EUGENE M. MCCORMICK
Director                              Director

Date:     September 28, 1999          Date:   September 28, 1999
     -------------------------------       -------------------------------------


/s/ Sidney M. Ramey                   /s/ Kevin J. Kruse

SIDNEY M. RAMEY                       KEVIN J. KRUSE
Director                              Director

Date:     September 28, 1999          Date:   September 28, 1999
     -------------------------------       -------------------------------------


                                      /s/ Andra K. Black

                                      ANDRA K. BLACK
                                      Director, Executive Vice
                                         President, Secretary and Chief
                                         Financial and Accounting
                                         Officer

                                      Date:   September 28, 1999