Form 10QSB
period 1999-09-30
STATEFED FINANCIAL CORP
filed 1999-11-12
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 -------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   42-1410788
------------------------                       ---------------------------
    (State of other jurisdiction         (I.R.S. Employer Identification Number)
 of incorporation or organization)

                    519 Sixth Avenue, Des Moines, Iowa 50309
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (515) 282-0236
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

         As  of  November  11,  1999,   there  were  1,509,100   shares  of  the
Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                 Page No.

 Item 1.   Consolidated Financial Statements:

           Consolidated Statements of Financial Condition
           as of September 30, 1999 and June 30, 1999                   3

           Consolidated Statements of Income for
           the Three Months Ending September 30, 1999
           and September 30, 1998.                                      4

           Consolidated Statements of Comprehensive Income for
           the Three Months Ending September 30, 1999
           and September 30, 1998                                       5

           Consolidated Statement of Stockholders'
           Equity for the Three Months Ending September 30, 1999        6

           Consolidated Statements of Cash Flows
           for the Three Months Ending September 30, 1999 and
           September 30, 1998                                           7

           Notes to Consolidated Financial Statements                   8

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations               10

PART II.  Other Information                                            17

          Signatures                                                   19

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1999 and June 30, 1999

ASSETS                                            (Unaudited)
                                               September 30, 1999  June 30, 1999
                                               ------------------  -------------
Cash and amounts due from depository
     institutions                                   $ 4,162,953     $ 8,481,216
Investments in certificates of deposit                  685,000         884,300
Investment securities available for sale              2,920,366       1,944,374
Loans receivable, net                                75,230,026      72,330,884
Real estate acquired for development                    156,608         236,602
Real estate held for investment, net                  2,808,506       2,645,245
Property acquired in settlement of loans              1,123,017       1,133,517
Office property and equipment, net                    1,169,930       1,188,247
Federal Home Loan Bank stock, at cost                 1,147,600       1,147,600
Accrued interest receivable                             550,618         536,028
Other assets                                            272,881         295,695
                                                    -----------     -----------
        TOTAL ASSETS                                $90,227,505     $90,823,708
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                            $54,378,141     $54,713,072
Advances from Federal Home Loan Bank                 18,854,270      18,877,047
Advances from borrowers for taxes and insurance          47,091         337,371
Accrued interest payable                                184,760         133,773
Dividends payable                                       113,183         114,300
Income taxes: current and deferred                      420,883         324,643
Other liabilities                                       162,259         200,123
                                                    -----------     -----------
        TOTAL LIABILITIES                           $74,160,587     $74,700,329
                                                    -----------     -----------
Stockholders' equity:
Common stock                                             $8,905     $     8,905
Additional paid-in capital                            8,536,529       8,526,563
Unearned compensation - restricted stock awards        (254,551)       (271,290)
Accumulated other comprehensive income-
 unrealized gains (losses) on investments,
 net of deferred taxes                                  (89,853)          3,803
Treasury stock                                       (2,356,890)     (2,234,986)
Retained earnings - substantially restricted         10,222,778      10,090,384
                                                    -----------     -----------
   TOTAL STOCKHOLDERS' EQUITY                       $16,066,918     $16,123,379
                                                    -----------     -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $90,227,505     $90,823,708
                                                    ===========     ===========

                         STATEFED FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ending September 30, 1999 and 1998

                                                        1999            1998
                                                    -----------     -----------
Interest Income:
Loans                                               $ 1,507,082     $ 1,484,172
Investments                                              69,812          92,860
Other                                                    86,586         129,051
                                                    -----------     -----------
    Total interest income                             1,663,480       1,706,083

Interest Expense:
Deposits                                                689,939         744,531
Borrowings                                              274,861         293,954
                                                    -----------     -----------
    Total interest expense                              964,800       1,038,485

Net interest income                                     698,680         667,598
Provision for loan losses                                 9,000           9,000
                                                    -----------     -----------
Net interest income after
  provision for loan losses                             689,680         658,598

Non-interest income:
Real estate operations                                  136,084         137,909
Other                                                    26,794          23,883
                                                    -----------     -----------
    Total non-interest income                           162,878         161,792

Non-interest expense:
Salaries and benefits                                   241,084         229,289
Real estate operations                                   79,239          94,945
Occupancy and equipment                                  38,327          36,695
FDIC premiums and OTS assessments                        15,196          15,265
Data processing                                          20,048          28,701
Other                                                    92,224          88,269
                                                    -----------     -----------
Total non-interest expense                              486,118         493,164
                                                    -----------     -----------
Income before income taxes                              366,440         327,226
Income tax expense                                      121,240         102,240
                                                    -----------     -----------
Net income                                          $   245,200     $   224,986
                                                    ===========     ===========

Basic earnings per share                               $0.17            $0.15
Diluted earnings per share                             $0.16            $0.15

                         STATEFED FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the Three Months Ending September 30, 1999 and 1998

                                  (Unaudited)

                                                        1999           1998
                                                    -----------     -----------
Net Income                                          $   245,200     $   224,986

Other comprehensive income, net of tax:

      Unrealized holding gains (losses) on
      securities arising during period                  (93,656)         14,594
                                                    -----------     -----------

Comprehensive income                                $   151,544     $   239,580
                                                    ===========     ===========

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Three Months Ending September 30, 1999

                                  (Unaudited)


Balance - June 30, 1999                                            $16,123,379

Additional paid in capital                                               9,966

Other comprehensive income--unrealized loss on
investment securities, net of deferred income taxes                    (93,656)

Dividends  declared                                                   (112,806)

Repurchase of 13,000 shares treasury stock                            (148,563)

Stock options exercised (3,096 shares)                                  26,659

ESOP common stock released for allocation                               16,739

Net income                                                             245,200
                                                                   -----------
Balance - September 30, 1999                                       $16,066,918
                                                                   ===========

                         STATEFED FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months Ending September 30, 1999 and September 30, 1998

                                  (Unaudited)

                                                   September 30,   September 30,
                                                        1999            1998
                                                    -----------     -----------
Cash Flows From Operating Activities
Net Income                                          $   245,200     $   224,985
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                             41,809          39,168
Amortization of ESOP                                     26,706          45,578
Deferred loan fees                                        2,046         (13,410)
Provision for losses on loans                             9,000           9,000
Change in:
      Accrued interest receivable                       (14,590)         27,786
     Other Assets                                        22,814         (75,131)
      Accrued interest payable                           50,987          58,468
      Current income tax liability                       96,240         102,240
      Other Liabilities                                 (37,863)       (116,732)
                                                    -----------     -----------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES  $   442,348     $   301,952

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit               $       ---     $       ---
Maturity of investments in certificates of deposit      198,430             526
Purchase of available-for-sale
   investment securities                             (1,068,779)            ---
Proceeds from sale or maturity of
   available-for-sale investment securities                 ---          76,574
(Purchase) redemption of FHLB Stock                         ---        (198,600)
Net (increase) decrease in loans outstanding         (2,910,188)        311,094
Investment in real estate held for investment          (180,960)            ---
Investment in real estate held for development           79,994          (4,725)
Investment in real estate acquired in settlement
   of loans                                              10,500            (697)
Purchase of office property and equipment                (5,792)         (7,440)
                                                    -----------     -----------
     NET CASH FLOWS PROVIDED BY INVESTING
         ACTIVITIES                                 $(3,876,795)    $   176,732

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                 $  (334,931)    $  (160,895)
Repayment of advances from the Federal
   Home Loan Bank                                       (22,776)        (21,481)
Net decrease in advances from borrowers                (290,280)       (291,937)
Dividends paid                                         (113,925)        (78,295)
Purchase of treasury stock                             (121,904)       (209,063)
                                                    -----------     -----------
      NET CASH FLOWS PROVIDED BY FINANCING
          ACTIVITIES                                $  (883,816)    $  (761,670)
                                                    -----------     -----------
CHANGE IN CASH AND CASH EQUIVALENTS                 $(4,318,263)    $  (282,985)
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, beginning of period      $ 8,481,216     $ 9,445,404
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, end of period            $ 4,162,953     $ 9,162,418
                                                    ===========     ===========

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the Three Months Ending
                    September 30, 1999 and September 30, 1998
                                   (Unaudited)

1.   BASIS OF PRESENTATIONS

     These consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30, 1999). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Corporation"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

     These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the company's Annual Report on Form 10-KSB for the year, which ended June 30, 1999.

2.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 1,459,591 at September 30, 1999 and 1,493,089 at September 30, 1998.

     Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share totaled 1,497,935 at September 30, 1999 and 1,541,737 at September 30, 1998.

3.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, savings institutions must meet four separate capital requirements. The Association's capital ratios and balances at September 30, 1999 are as follows:

                                                   Amount              %
                                                    ------           -----
                                                     (Dollars in thousands)
         Tangible Capital:
                  Association's                     $7,446            8.86%
                  Requirement                        1,260            1.50
                                                    ------           -----
                  Excess                            $6,186            7.36%
         Core Capital:
                  Association's                     $7,446            8.86%
                  Requirement                        2,520            3.00
                                                    ------           -----
                  Excess                            $4,926            5.86%
         Risk-Based Capital:
                  Association's                     $7,696           14.19%
                  Requirement                        4,339            8.00
                                                    ------           -----
                  Excess                            $3,357            6.19%
         Tier 1 Risk-Based Capital:
                  Association's                     $7,446           13.73%
                  Requirement                        3,360            4.00
                                                    ------           -----
                  Excess                            $4,086            9.73%


4.   STOCK OPTION PLAN

     At June 30, 1999 there were unexercised options for 69,902 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5 per share. There were 3,096 options exercised during the three months ended September 30, 1999.

5.   STOCK REPURCHASE PLAN

     On May 24, 1999, the Company's Board of Directors authorized management to repurchase up to 77,450 shares of the Company's common stock over the next twelve months. During the three-month period ending September 30, 1999, 13,000 shares were repurchased. As of November 11, 1999, 45,500 shares have been repurchased since May 24, 1999, at a cost of $518,250.

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

Financial Condition

     The Company's total assets decreased $600,000, from $90.8 million at June 30, 1999 to $90.2 million at September 30, 1999. This decrease was due primarily to a decrease in cash and amounts due from depository institutions of $4.3 million and a decrease in investments in certificates of $199,300, partially offset by an increase in net loans receivable of $2.9 million, an increase in investment securities available-for-sale of $976,000 and an increase in real estate held for investment of $163,300.

     Cash and amounts due from depository institutions decreased $4.3 million, from $8.5 million at June 30, 1999 to $4.2 million at September 30, 1999. The decrease in cash and amounts due from depository institutions occurred primarily as a result of an increase in net loan receivable of $2.9 million, an increase in investment securities available-for-sale of $976,000 and a decrease in deposits of $335,000.

     Net loans receivable increased $2.9 million, from $72.3 million at June 30, 1999 to $75.2 million at September 30, 1999. Repayment of principal totaled $2.7 million for the three-month period, while loan origination's totaled $3.5 million and purchased loans totaled $2.1 million for the same period.

     Total deposits decreased by $335,000 from $54.7 million at June 30, 1999 to $54.4 million at September 30, 1999. Passbook accounts decreased $420,000 and certificates accounts decreased $764,000, while money market fund accounts increased $819,000 and NOW accounts increased $30,000.

     Total stockholders' equity decreased $56,500 from $16.12 million at June 30, 1999 to $16.07 million September 30, 1999. The decrease was primarily the result of the cost to repurchase the Company's stock of $148,600, dividends declared of $112,800, and a decrease in unrealized gain (loss) on investment securities of $93,700, partially offset by the result of net earnings of $245,200 and accounting for employee stock awards and options of $53,400.

Comparison of Operating Results for the Three Month Periods Ending September 30, 1999 and September 30, 1998

     General. Net income increased $20,200 to $245,200 for the three months ended September 30, 1999 from $225,000 for the three months ended September 30, 1998. The increase in net income was primarily due to an increase in net interest income of $31,100 and a decrease in non-interest expense of $7,000, partially offset by an increase in income tax expense of $19,000.

     Net Interest Income. Net interest income increased $31,100 from $667,600 for the three months ended September 30, 1998 to $698,700 for the three months ended September 30, 1999. This increase was primarily the result of a decrease in interest expense of $73,700, offset by an increase in interest income of $42,600.

     Interest Income. Interest income decreased $42,600, from $1.71 million for the three months ended September 30, 1998 to $1.66 million for the three months ended September 30, 1999, as a result of a decrease in other interest earned of $42,500 as well as a decrease in interest on investments of $23,000, partially offset by an increase in interest earned on the loan portfolio of $22,900. Other interest income decreased primarily because of a decrease in the balance of other interest earning assets.

     Interest Expense. Interest expense decreased $73,700 from $1.04 million in the three months ended September 30, 1998 to $964,800 in the three months ended September 30, 1999. This decrease resulted primarily from a decrease in interest paid on deposits of $54,600 and a decrease in interest paid on borrowings of $19,100. The average interest rate on deposits and borrowings decreased slightly from the prior period.

     Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The provision during the three months ended September 30, 1999 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     Non-interest Income. Non-interest income increased $1,100 from $161,800 in the three months ended September 30, 1998 to $162,900 in the three months ended September 30, 1999. The increase was the result of an increase $2,900 in other income, offset by a decrease in income from real estate operations of $1,800.

     Non-interest Expense. Non-interest expense decreased from $493,200 in the three months ended September 30, 1998 to $486,100 in the three months ended September 30, 1999. This decrease of $7,100 was primarily the result of a decrease of $15,700 in real estate operation expense and a decrease of $8,700 in data processing expense, partially offset by an increase of $11,800 for salaries and benefits and an increase of $4,000 in other non-interest expense.

     Income Tax Expense. Income tax expense was $121,200 for the three months ended September 30, 1999 compared to $102,200 for the three months ended September 30, 1998, an increase of $19,000, primarily due to the increase in taxable income.

     Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds; deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the company to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 1999, the Association's liquidity ratio was 13.52%, which exceeded the minimum regulatory requirement on such date.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1999, the Association exceeded all fully phased-in regulatory capital requirements.

     At September 30, 1999, the Association's tangible equity capital was $7.4 million, or 8.86%, of tangible assets, which is in excess of the 1.5% requirement by $6.2 million. In addition, at September 30, 1999, the Association had core capital of $7.4 million, or 8.86%, of adjusted total assets, which exceeds the 3% requirement by $4.9 million. The Association had total risk-based capital of $7.7 million at September 30, 1999, or 14.19%, of risk-weighted assets which exceeds the 8.0% risk-based capital requirements by $3.4 million. The Association had tier I risk-based capital of $7.4 million, or 13.73%, of risk-weighted assets which exceeds the 4.0% capital requirement by $4.1 million.

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


Regulatory Developments

     As of September 30, 1999, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonable likely to have a material adverse effect on the Company's liquidity, capital resources of operations.


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

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, supplies and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Company, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

     Risk. Like most financial institutions service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely effect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

     State of Readiness. During November 1997, the Company formulated its plan to address the Y2K issue. Since that time, the Company has taken the following steps:

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

     o Continued a process to respond to customer inquires as well as help educate customers on the Y2K issue.

     o Completed a detailed contingency plan in the event of interruptions of service from our outside vendors and service providers.

The following paragraphs summarize the phases of the Company's Y2K plan:

          Awareness Phase. The Company formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is complete.

          Assessment Phase. The Company's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and aY2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Company began identifying functional replacements, which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is complete.

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

          Renovation Phase. The Company's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process.

          Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Company has completed the validation testing of each mission critical system. During the validation testing process, no significant Y2K problems were identified relating to any modified or upgraded mission-critical systems.

          Implementation Phase. The Company's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission-critical systems.

          Company Resources Invested. The Company's Y2K project team has completed the task of ensuring that all systems across the Company are identified, analyzed for Y2K compliance, corrected, if necessary, tested, and changes put into service. The Y2K project team members represent all functional areas of the Company, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by a vice president who reports directly to a member of the Company's senior management team. The Company's board of Directors oversees the Y2K plan and provides guidance and resources to, and received quarterly updates from, the Y2K project team.

          The Company expenses all costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The Company does not anticipate incurring significant additional expense to implement additional corrective actions.

          Contingency Plans. During the assessment phase, the Company began to develop back-up contingency plans for each of its mission-critical systems. Virtually all of the Company's mission-critical systems are dependent upon third party vendors or service providers. These vendors have been monitored and all have provided evidence of their efforts to comply with the Y2K problem. All that we consider as our primary providers have appeared to have resolved any Y2K problems that they may have had, with the exception of some of the public utilities, which have issued statements periodically through the local press. As a backup plan to the possibility of electrical service being interrupted, the Company has made arrangements to have an electrical generator on site large enough to totally power one of the branch offices. All other venders and suppliers that we consider part of our mission-critical systems have provided statements of assurance and have shown due diligence as to their own readiness. The Company has also put into place provisions to have additional currency available and will have limitations on withdrawals in the event of aggressive pressures on the Company's cash on hand.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information

         As of September 30, 1999, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities
         Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission   of  Matters  to Vote of  Security   Holders

          (a)  The annual meeting of stockholders was held on October 20, 1999

          (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below.

Election of the following Directors to a three year term:

                     For          Withheld          Broker Non-Votes

John F. Golden    1,187,836       22,960                 00
Kevin J. Kruse    1,184,216       26,580                 00

Ratification of McGowen, Hurst, Clark & Smith, PC as auditors for the Company for the fiscal year ending June 30, 1999:

                     For                       1,206,136
                     Against                       4,660
                     Abstain                           0
                     Broker Non-Votes                  0

Accordingly, Directors Wood and Winegar were reelected to the Board and the selection of McGowen, Hurst, Clark & Smith, PC was ratified by the shareholders.

Item 5 - Other Information
           None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits

              Not applicable.

         (b) The following is a description of the Form 8-K's filed during the three months ended September 30, 1999:

               1. On November 12, 1999, a current report on Form 8-K was filed to announce first quarter earnings.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STATEFED FINANCIAL CORPORATION
                                            Registrant


Date:  November 12, 1999                    /s/  John F. Golden
       -------------------                -------------------------------------
                                          John F. Golden
                                          President and Chief Executive Officer


Date:  November 12, 1999                    /s/  Andra K. Black
       -------------------                -------------------------------------
                                          Andra K. Black
                                          Executive Vice President and
                                          Chief Financial Officer