Form 10QSB
period 1999-12-31
STATEFED FINANCIAL CORP
filed 2000-02-14
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
-----------------------------------------------------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

         As of February 9, 1999, there were 1,508,600 shares of the Registrant's common stock issued and outstanding.

STATEFED FINANCIAL CORPORATION

Form 10-QSB

Index

Financial Information                                                  Page No.

Item 1.  Consolidated Financial Statements:                               1

         Consolidated Statements of Financial Condition
         as of December 31, 1999 and June 30, 1999                        3

         Consolidated  Statements of Operations  for the Three
         Months Ending December 31, 1999 and December 31, 1998
         and for the Six Months Ending
         December 31, 1999 and December 31, 1998                          4

         Consolidated Statements of Comprehensive Income for
         the Three Months Ending December 31,1999  and
         December 31,1998 and for the Six Months ending
         December 31, 1999 and December 31, 1998                          5

         Consolidated Statement of Stockholders' Equity
         for the Six Months Ending December 31,1999                       6

         Consolidated Statements of Cash Flows for the Six
         Months Ending December 31,1999 and
         December 31,1998                                                 7

         Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10

PART II. Other Information                                               15

         Signatures                                                      16

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       December 31, 1999 and June 30, 1999

PART I.  Financial Information
Item 1.  Financial Statements

       ASSETS                                                       (Unaudited)
                                                 December 31, 1999 June 30, 1999
                                                 ----------------- -------------
Cash and amounts due from depository institutions  $  1,295,641    $ 8,481,216
Investments in certificates of deposit                  685,000        884,300
Investment securities held-for-sale                   2,218,333      1,944,374
Loans receivable, net                                79,810,014     72,330,884
Real estate acquired for development                    156,608        236,602
Real estate held for investment, net                  3,118,806      2,645,245
Property acquired in settlement of loans                982,624      1,133,517
Office property and equipment, net                    1,149,023      1,188,247
Federal Home Loan Bank stock, at cost                 1,147,600      1,147,600
Accrued interest receivable                             541,625        536,028
Other assets                                            294,939        295,695
                                                   ------------    -----------

        TOTAL ASSETS                               $ 91,400,213    $90,823,708
                                                   ============    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                            $54,538,387    $54,713,072
Advances from Federal Home Loan Bank                 19,831,158     18,877,047
Advances from borrowers for taxes and insurance         323,605        337,371
Accrued interest payable                                  2,140        133,773
Dividends payable                                       113,145        114,300
Income taxes: current and deferred                      288,998        324,643
Other liabilities                                       192,314        200,123
                                                   ------------    -----------

        TOTAL LIABILITIES                            75,289,747    $74,700,329
                                                   ------------    -----------

Stockholders' equity:
Common stock                                              8,905$         8,905
Additional paid-in capital                            8,537,818      8,526,563
Unearned compensation - restricted stock awards        (238,035)      (271,290)
Unrealized gain (loss) on investments                  (191,642)         3,803
Treasury stock                                       (2,371,629)    (2,234,986)
Retained earnings - substantially restricted         10,365,049     10,090,384
                                                   ------------    -----------

   TOTAL STOCKHOLDERS' EQUITY                        16,110,466     16,123,379
                                                   ------------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 91,400,213    $90,823,708
                                                   ============    ===========

                                    Three Months Ended      Six Months Ended
                                       December 31             December 31
                                       (Unaudited)             (Unaudited)
                                -----------------------   ---------------------
                                   1999         1998          1999      1998
                                ----------   ----------   ---------- ----------
Interest Income:
Loans                           $1,646,931   $1,520,251   $3,154,013 $3,004,423
Investments                         66,494       76,216      136,306    169,076
Other                               16,179       96,437      102,765    225,488
                                ----------   ----------   ---------- ----------
    Total interest income        1,729,604    1,692,904    3,393,084  3,398,987

Interest Expense:
Deposits                           672,276      727,734    1,362,215  1,472,265
Borrowings                         281,271      275,860      556,132    569,814
                                ----------   ----------   ---------- ----------
    Total interest expense         953,547    1,003,594    1,918,347  2,042,079
                                ----------   ----------   ---------- ----------

Net interest Income                776,057      689,310    1,474,737  1,356,908
Provision for loan losses            9,000        9,000       18,000     18,000
                                ----------   ----------   ---------- ----------

Net interest income after          767,057      680,310    1,456,737  1,338,908
  provision for loan losses

Non-interest Income:
Real estate operations             128,328      147,650      264,411    285,511
Gain on sale of real estate          5,998        1,224        6,027      1,272
Other                               26,789       27,846       53,554     51,729
                                ----------   ----------   ---------- ----------
    Total non-interest income      161,115      176,720      323,992    338,512

Non-interest expense:
Salaries and benefits              265,234      228,600      506,318    457,890
Real estate operations              83,461       70,347      162,700    165,292
Occupancy and equipment             41,043       36,768       79,370     73,463
FDIC premiums and OTS
  assessments                       15,328        7,026       30,524     22,291
Data processing                     27,509       25,666       47,557     54,367
Other                              110,040      105,510      202,263    193,779
                                ----------   ----------   ---------- ----------
Total non-interest expense         542,615      473,917    1,028,732    967,082
                                ----------   ----------   ---------- ----------

Income before income taxes         385,557      383,113      751,997    710,338

Income tax expense                 130,140      130,240      251,380    232,480
                                ----------   ----------   ---------- ----------

Net income                        $255,417     $252,873     $500,617   $477,858
                                ==========   ==========   ========== ==========

Basic earnings per share             $0.17        $0.17        $0.34      $0.32
Diluted earnings per share           $0.17        $0.17        $0.33      $0.31

                              Three Months Ended       Six Months Ended
                                 December 31             December 31
                                 (Unaudited)             (Unaudited)
                             --------------------   ---------------------
                                1999       1998       1999         1998
                             ---------   --------   ---------    --------
Net income                   $ 255,417   $252,873   $ 500,617    $477,858

Other comprehensive income,
  net of tax:

Unrealized holding gains
   (losses) on securities
   arising during period     $(101,789)  $(21,645)  $(195,445)   $ (7,051)
                             ---------   --------   ---------    --------

Comprehensive income         $ 153,628   $231,228   $ 305,172    $470,807
                             =========   ========   =========    ========

Balance - June 30, 1999                                 $16,123,379

Additional paid in capital                                   11,255

Other comprehensive income--unrealized gain on
investment securities, net of deferred income taxes        (195,445)

Dividends  declared                                        (225,951)

Repurchase of 26,500 shares treasury stock                 (202,313)

Stock options exercised (7,596 shares)                       65,670

ESOP common stock released for allocation                    33,254

Net income                                                  500,617

Balance - December 31, 1999                             $16,110,466
                                                        ===========




                                                             December 31, 1999       December 31, 1998
                                                             -----------------       -----------------
Cash Flows From Operating Activities
------------------------------------
Net Income                                                       $   500,617             $   477,858
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                          82,712                  79,261
Amortization  of purchase loan discounts                              (2,678)                    (60)
Amortization of ESOP                                                  44,510                  78,105
Deferred loan fees                                                    15,505                 (29,837)
Provision for losses on loans                                          7,802                  18,000
Change in:
      Accrued interest receivable                                     (5,597)                 25,509
     Other assets                                                        756                 (25,553)
      Accrued interest payable                                      (131,633)               (131,162)
      Current income tax liability                                   (35,645)                 35,480
      Other liabilities                                               (7,808)                (89,842)
                                                                 -----------             -----------
NET CASH FLOWS PROVIDED BY OPERATING                             $   468,541             $   437,759
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                            $       ---             $   (99,054)
Maturity of investments in certificates of deposit                   198,640                     ---
Purchase of available-for-sale investment securities                (468,745)               (292,254)
Proceeds from sale or maturity of available-for-sale                     ---               1,004,288
   investment securities
(Purchase) redemption of FHLB Stock                                      ---                (198,600)
Net (increase) decrease in loans outstanding                      (7,499,759)             (1,357,855)
Investment in real estate held for development                        79,994                  (4,725)
Investment in real estate held for investment                       (508,959)                (16,010)
Investment in real estate acquired in settlement of loans            150,893                 (29,794)
Purchase of office property and equipment                             (8,090)                (31,686)
                                                                 -----------             -----------
NET CASH FLOWS PROVIDED BY INVESTING                             $(8,056,026)            $(1,025,690)
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                              $  (174,685)            $ 2,121,847
Advances from the Federal Home Loan Bank                           1,000,000                     ---
Repayment of advances from the Federal Home Loan                     (45,889)                (43,279)
Bank
Net decrease in advances from borrowers                              (13,766)                (31,030)
Proceeds from stock options exercised                                 65,670                   8,070
Dividends paid                                                      (227,108)               (155,764)
Purchase of treasury stock                                          (202,312)               (267,500)
                                                                 -----------             -----------
NET CASH FLOWS PROVIDED (USED) BY                                $   401,910             $ 1,632,344
FINANCING ACTIVITIES
                                                                 -----------             -----------
CHANGE IN CASH AND CASH EQUIVALENTS                              $(7,185,575)            $ 1,044,413
                                                                 -----------             -----------
CASH AND CASH EQUIVALENTS, beginning of                          $ 8,481,216             $ 9,445,404
period
                                                                 -----------             -----------

CASH AND CASH EQUIVALENTS, end of period                         $ 1,295,641             $10,489,817
                                                                 ===========             ===========



STATEFED FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ending December 31,1999 and December 31,1998
And for the Six Months Ending December 31, 1999 and December 31, 1998
 (Unaudited)

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

         These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.


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


                                       For the three months For the six months
                                               ended              ended
Weighted Average Shares Outstanding:     December 31, 1999  December 31, 1999
                                       -------------------- ------------------
     Basic earnings per share                1,460,438           1,460,015
     Fully diluted earnings per share        1,495,429           1,496,682



                                       For the three months For the six months
                                               ended              ended
Weighted Average Shares Outstanding:     December 31, 1998  December 31, 1998
                                       -------------------- ------------------
     Basic earnings per share                1,484,565           1,488,827
     Fully diluted earnings per share        1,528,503           1,541,142

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at December 31, 1999 are as follows:
                                         Amount                    %
                                       ---------                 -----
                                             (Dollars in thousands)
 Tangible Capital:
          Association's                $   7,681                  9.04%
          Requirement                      1,275                  1.50
                                       ---------                 -----
          Excess                       $   6,406                  7.54%
 Core Capital:
          Association's                $   7,681                  9.04%
          Requirement                      2,550                  3.00
                                       ---------                 -----
          Excess                       $   5,131                  6.04%
 Risk-Based Capital:
          Association's                $   7,931                 13.96%
          Requirement                      4,544                  8.00
                                       ---------                 -----
          Excess                       $   3,387                  5.96%
 Tire 1 Risk-Based Capital:
          Association's                $   7,681                 13.52%
          Requirement                      3,399                  4.00
                                       ---------                 -----
          Excess                       $   4,282                  9.52%

4.       STOCK OPTION PLAN

         At December 31, 1999 there were unexercised options for 62,306 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5 per share. There were 7,596 shares exercised during the six months ended December 31,1999.

5.       STOCK REPURCHASE PLAN

         On May 24, 1999, the Company's Board of Directors authorized management to repurchase up to 77,450 shares of the Company's common stock over the next twelve months. During the three-month period ending December 31, 1999, 5,000 shares were repurchased. As of February 10, 2000, 50,500 shares had been repurchased since May 24, 1999, at a cost of $572,000.

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

Forward Looking Statements

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

Financial Condition

         The Company's total assets increased $576,500 from $90.8 million at June 30, 1999 to $91.4 million at December 31,1999. This increase was due primarily to an increase in net loans receivable, of $7.5 million, partially offset by a decrease in cash and amounts due from depository institutions of $7.2 million.

         Cash and amounts due from depository institutions decreased $7.2 million, from $8.5 million at June 30, 1999 to $1.3 million at December 31,1999. The decrease in cash and amounts due from depository institutions occurred as the Company used the cash to fund the increase in net loans receivable of $7.4 million.

         Net loans receivable increased $7.5 million, from $72.3 million at June 30, 1999 to $79.8 million at December 31,1999. Loan originations of primarily residential loans totaled $8.5 million for the six month period and purchased loan participations totaled $4.6 million, while repayment of principal totaled $5.6 million.

         Total deposits decreased by $175,000 from $54.7 million at June 30, 1999 to $54.5 million at December 31,1999. Certificate accounts decreased $1,417,000 and passbook accounts decreased $233,100, while money market fund accounts increased $1,020,000 and NOW accounts increased $455,100.

         Total stockholders' equity decreased $12,900 from $16,123,400 at June 30, 1999 to $16,110,500 million at December 31,1999. The decrease was primarily the result of dividends declared of $225,900, an increase in unrealized losses on investment securities of $195,400, and the cost to repurchase the Company's stock of $202,300, offset by net earnings of $500,600 and the accounting for employee stock awards and options of $110,100.

Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and December 31, 1998

         General. Net income increased $2,500 to $255,400 for the three months ended December 31, 1999 from $252,900 for the three months ended December 31, 1998. The increase in net income was primarily due to an increase in net interest income of $86,800, partially offset by a decrease in non-interest income of $15,600, and an increase non-interest expense of $68,700.

         Net Interest Income. Net interest income increased $86,700, from $689,300 for the three months ended December 31, 1998 to $776,100 for the three months ended December 31, 1999. This increase was primarily the result of an increase in interest income of $36,700 and a decrease in interest expense of $50,000.

         Interest Income. Interest income increased $36,700, from $1,692,900 for the three months ended December 31, 1998 to $1,729,600 for the three months ended December 31, 1999. This increase was primarily the result of an increase in interest earned on the loan portfolio of $126,700, partially offset by a decrease in interest earned on investments of $9,700 and a decrease in other interest income of $80,300. Interest on the loan portfolio increased primarily because of the increase in the balance of net loans receivable. Other interest income decreased as a result of a decrease in the balance of cash, which was used to fund loan demand.

         Interest Expense. Interest expense decreased $50,100 from $1,003,600 in the three months ended December 31, 1998 to $953,500 in the three months ended December 31, 1999. This decrease resulted primarily from an decrease in interest paid on deposits of $55,500, offset by an increase in interest paid on borrowings of $5,400. The decrease in interest paid on deposits was primarily the result of a decrease in the balance of deposits of $175,000 and a shift of funds from certificate accounts to money market accounts, which have lower interest rates.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended December 31,1999 as compared to the three months ended December 31,1998. The provision during the three months ended December 31,1999 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income decreased $15,600 from $176,700 in the three months ended December 31, 1998 to $161,100 in the three months ended December 31, 1999. The decrease was the result of a decrease in income from real estate operations of $19,300, as a result of seasonal fluctuation in rental payments, and a decrease of $1,100 in other income, partially offset by an increase in gain on sale of real estate of $4,800.

         Non-interest Expense. Non-interest expense increased from $473,900 in the three months ended December 31, 1998 to $542,600 in the three months ended December 31, 1999. This increase of $68,700 was primarily the result of an increase of $36,600 in salaries and benefits, an increase of $13,100 in real estate operations expense, an increase of $8,300 in FDIC premiums and OTS assessments, an increase of $4,500 in other non-interest expense, an increase of $4,300 in occupancy and equipment expense, and an increase of $1,900 in data processing expense.

         Income Tax Expense. Income tax expense was $130,100 for the three months ended December 31, 1999 compared to $130,200 for the three months ended December 31, 1998, a decrease of $100.

Comparison of the Six Months Ended December 31, 1999 and December 31, 1998

         General. Net income increased $22,700 from $477,900 for the six months ended December 31, 1998 to $500,600 for the six months ended December 31, 1999. The increase was primarily the result of an increase in net interest income of $117,800, partially offset by an increase in non-interest expense of $61,700, an increase in income tax expense of $18,900, and a decrease in non-interest income of $14,500.

         Net Interest Income. Net interest income increased $117,800 from $1,356,900 for the six months ended December 31, 1998 to $1,474,700 for the six months ended December 31, 1999. The increase was primarily the result of an increase in interest on loans of $149,600, a decrease in interest paid on deposits of $110,000, and a decrease in interest paid on borrowings of $13,700, partially offset by a decrease in other interest income of $122,700 and a decrease in investment interest income of $32,800.

         Interest Income. Interest income decreased $5,900, from $3,399,000 for the six months ended December 31, 1998 to $3,393,100 the six months ended December 31, 1999. The decrease was primarily the result of a decrease in interest on investments of $32,800 and a decrease in other interest income of $122,700, partially offset by an increase in interest on loans of $149,600. The decrease in interest on investments was primarily the result of lower interest rates earned on the investments. The interest on loans increased primarily as a result of an increase in outstanding loans receivable. Other interest income decreased as a result of the decreased amounts in interest-bearing deposits held at other depository institutions.

         Interest Expense. Interest expense decreased $123,700 from $2,042,100 in the six months ended December 31, 1998 to $1,918,400 in the six months ended December 31, 1999. The decrease resulted from a decrease in interest paid on deposits of $110,000 and a decrease in interest paid on borrowings of $13,700. The decrease in interest paid on deposits resulted primarily from a decrease in the balance of deposits and a shift of funds from certificate accounts to lower interest earning money market accounts.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the six months ended December 31, 1998 as compared to the six months ended December 31, 1999. The provision during the six months ended December 31, 1999 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income decreased $14,500 from $338,500 in the six months ended December 31, 1998 to $324,000 in the six months ended December 31, 1999. The decrease was primarily the result of a decrease of $21,100 in income from real estate operations, as a result of seasonal fluctuation in rental payments, partially offset by an increase of $4,800 in gain on sale of real estate and an increase of $1,800 in other non-interest income.

         Non-interest Expense. Non-interest expense increased from $967,100 in the six months ended December 31, 1998 to $1,028,700 in the six months ended December 31, 1999. This increase of $61,600 was primarily the result of an increase in salaries and benefits expense of $48,400, an increase in FDIC premiums and OTS assessments of $8,200, an increase in occupancy and equipment expense of $5,900, and an increase in other expenses of $8,500, partially offset by a decrease real estate operations expense of $2,600 and a decrease in data processing expense of $6,800.

         Income Tax Expense. Income tax expense increased from $232,500 for the six months ended December 31, 1998 to $251,400 for the six months ended December 31, 1999, an increase of $22,800. The increase was primarily due to the increase in net income before income taxes.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds; deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 1999, the Association's average liquidity ratio was 5.09%, which exceeded the minimum regulatory requirement on such date.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31,1999, the Association exceeded all fully phased-in regulatory capital requirements.

         At December 31, 1999, the Association's tangible equity capital was $7.7 million, or 9.04%, of tangible assets, which is in excess of the 1.5% requirement by $6.4 million. In addition, at December 31, 1999, the Association had core capital of $7.7 million, or 9.04%, of adjusted total assets, which exceeds the 3% requirement by $5.1 million. The Association had total risk-based capital of $7.9 million at December 31, 1999, or 13.96%, of risk-weighted assets, which exceeds the 8.0% risk-based capital requirements by $3.4 million.

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

Year 2000 Compliance

         The Bank has experienced no Y2K problems in conection with the advent of the year 2000. The Bank and the Company will continue to monitor Y2K issues and will address any problems should they occur. As of December 31, 1999, an immaterial amount of funds was spent on Y2K issues.

STATEFED FINANCIAL CORPORATION
Part II - Other Information

         As of December 31,1999, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1- Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
         Not applicable

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits

          Press Release on Form 8-K dated November 4, 1999, detailing the earnings for the quarter ending September 30, 1999, filed with the Commission on November 12, 1999.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STATEFED FINANCIAL CORPORATION
                                   Registrant


Date:    February  14, 2000        /s/  John F. Golden
                                   -------------------------------------
                                   John F. Golden
                                   President and Chief Executive Officer


Date:    February 14, 2000         /s/  Andra K. Black
                                   -------------------------------------
                                   Andra K. Black
                                   Executive Vice President and
                                   Chief Financial Officer