Form 10QSB
period 2000-03-31
STATEFED FINANCIAL CORP
filed 2000-05-12
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      42-1410788
--------------------------------------------------------------------------------
  (State of other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                          or Number)

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

         As of May 8, 2000, there were 1,508,600 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                   Page No.

 Item 1.  Consolidated Financial Statements:

          Consolidated Statements of Financial Condition
          as of March 31, 2000 and June 30, 1999                            3

          Consolidated  Statements of Operations  for the Three
          Months Ended March 31, 2000 and 1999 and for the Nine
          Months Ended March 31, 2000 and 1999                              4

          Consolidated Statements of Comprehensive Income for
          the Three Months Ended March 31, 2000 and
          1999 and for the Nine Months Ended
          March 31, 2000 and 1999                                           5

          Consolidated Statement of Changes In Stockholders'
          Equity for the Nine Months Ended March 31, 2000                   6

          Consolidated Statements of Cash Flows
          for the Nine Months Ended March 31, 2000 and 1999                 7

          Notes to Consolidated Financial Statements                        8

 Items 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10

PART II.  Other Information                                                16

          Signatures                                                       17

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 2000 and June 30, 1999

PART 1.  Financial Information
Item 1.  Financial Statements

                             ASSETS                  (Unaudited)
                                                   March 31, 2000  June 30, 1999
                                                   --------------  -------------
Cash and amounts due from depository institutions   $   820,373    $ 8,481,216
Investments in certificates of deposit                  685,000        884,300
Investment securities held-for-sale                   2,214,611      1,944,374
Loans receivable, net                                82,496,102     72,330,884
Real estate acquired for development                    195,292        236,602
Real estate held for investment, net                  3,406,130      2,645,245
Property acquired in settlement of loans              1,223,792      1,133,517
Office property and equipment, net                    1,144,493      1,188,247
Federal Home Loan Bank stock, at cost                 1,147,600      1,147,600
Accrued interest receivable                             539,012        536,028
Other assets                                            255,962        295,695
                                                    -----------    -----------
        TOTAL ASSETS                                $94,128,367    $90,823,708
                                                    ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                            $54,206,305    $54,713,072
Advances from Federal Home Loan Bank                 22,807,705     18,877,047
Advances from borrowers for taxes and insurance             281        337,371
Accrued interest payable                                 71,390        133,773
Dividends payable                                       113,145        114,300
Income taxes:current and deferred                       361,848        324,643
Other liabilities                                       262,799        200,123
                                                    -----------    -----------
        TOTAL LIABILITIES                           $77,823,473    $74,700,329
                                                    -----------    -----------
Stockholders' equity:
Common stock                                        $     8,905    $     8,905
Additional paid-in capital                            8,548,442      8,526,563
Unearned compensation - restricted stock awards        (221,786)      (271,290)
Unrealized gain (loss) on investments                  (218,797)         3,803
Treasury stock                                       (2,371,629)    (2,234,986)
Retained earnings - substantially restricted         10,559,759     10,090,384
                                                    -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY                       $16,304,894    $16,123,379
                                                    -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $94,128,367    $90,823,708
                                                    ===========    ===========

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended March 31, 2000 and
           1999 and For the Nine Months Ended March 31, 2000 and 1999

                                     Three Months Ended      Nine Months Ended
                                         March 31                March 31
                                  ----------------------  ----------------------
                                     2000        1999        2000        1999
                                  ----------  ----------  ----------  ----------
Interest Income:
Loans                             $1,665,770  $1,489,460  $4,819,783  $4,493,883
Investments                           72,865      59,736     209,171     211,399
Other                                 12,972     114,889     115,738     357,789
                                  ----------  ----------  ----------  ----------

    Total interest income         $1,751,608  $1,664,085  $5,144,692  $5,063,071

Interest Expense:
Deposits                          $  666,051  $  715,662  $2,028,266  $2,187,927
Borrowings                           308,888     269,542     865,020     839,356
                                  ----------  ----------  ----------  ----------

    Total interest expense        $  974,939  $  985,204  $2,893,286  $3,027,283

Net interest Income               $  776,669  $  678,881  $2,251,406  $2,035,788
Provision for loan losses              9,000       9,000      27,000      27,000
                                  ----------  ----------  ----------  ----------

Net interest income after
  provision for loan losses       $  767,669  $  669,881  $2,224,406  $2,008,788

Non-interest Income:
Real estate operations            $  127,418  $  140,837  $  391,829  $  426,348
Gain on sale of investments            1,941      33,911       1,941      40,202
Gain on sale of real estate           34,948      33,075      40,976      34,347
Other                                 25,455      23,180      79,008      68,618
                                  ----------  ----------  ----------  ----------

    Total non-interest income     $  189,762  $  231,003  $  513,754  $  569,515

Non-interest expense:
Salaries and benefits             $  262,147  $  216,604  $  768,465  $  674,493
Real estate operations                74,514      91,496     237,214     256,787
Occupancy and equipment               43,528      43,740     122,898     117,204
FDIC premiums and OTS assessments      9,761      22,827      40,286      45,118
Data processing                       30,677      26,686      78,234      81,053
Other                                 74,710      86,221     276,974     280,000
                                  ----------  ----------  ----------  ----------

    Total non-interest expense    $  495,337  $  487,574  $1,524,069  $1,454,655
                                  ----------  ----------  ----------  ----------

Income before income taxes        $  462,094  $  413,310  $1,214,091  $1,123,648

Income tax expense                   154,240     137,240     405,620     369,720
                                  ----------  ----------  ----------  ----------

Net income                        $  307,854  $  276,070  $  808,471  $  753,928
                                  ==========  ==========  ==========  ==========

Basic earnings per share          $     0.21  $     0.19  $     0.55  $     0.51
Diluted earnings per share        $     0.21  $     0.18  $     0.54  $     0.49

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the Three Months Ended March 31, 2000 and 1999 and For
                  the Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                              March 31            March 31
                                         ------------------  ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
Net income                               $307,854  $276,070  $808,471  $753,928

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on   (28,450)  (35,066) (223,895)  (37,903)
   securities arising during the period
   Reclassification adjustment              1,295   (22,721)    1,295   (26,935)
                                         --------  --------  --------  --------
                                          (27,155)  (57,787) (222,600)  (64,838)
                                         --------  --------  --------  --------
Comprehensive income                     $280,699  $218,283  $585,871  $689,090
                                         ========= ========= ========= =========

                         STATEFED FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 2000
                                   (Unaudited)


Balance - June 30, 1999                                   $   16,123,379

Additional paid in capital                                        21,879

Other comprehensive income--unrealized loss on
investment securities, net of deferred income taxes             (222,600)

Dividends  declared                                             (339,097)

Repurchase of 18,000 shares treasury stock                      (202,313)

Stock options exercised (7,596 shares)                            65,670

ESOP common stock released for allocation                         49,505

Net income                                                       808,471
                                                          --------------
Balance -March 31, 2000                                   $   16,304,894
                                                          ==============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                       March 31, 2000      March 31, 1999
                                                       --------------      --------------
Cash Flows From Operating Activities
Net Income                                             $      808,471      $      753,928
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                  125,501             122,256
Amortization  of purchase loan discounts                       (2,677)                (60)
Amortization of ESOP                                           71,384              85,655
Deferred loan fees                                             17,250             (10,151)
Provision for losses on loans                                   7,672              27,000
Change in:
      Accrued interest receivable                              (2,984)             (1,002)
     Other assets                                              39,733             (12,524)
      Accrued interest payable                                (62,383)            (62,892)
      Other liabilities                                        99,882              (4,080)
                                                       --------------      --------------

  NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES      $    1,101,849      $      898,130

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                  $            -      $      (99,054)
Maturity of investments in certificates of deposit            198,484             596,225
Purchase of available-for-sale investment securities         (496,062)           (323,199)
Proceeds from sale or maturity of available-for-sale
        investment securities                                   4,040           1,055,342
(Purchase) redemption of FHLB Stock                                 -            (198,600)
Net (increase) decrease in loans outstanding              (10,187,463)           (805,837)
Investment in real estate held for development               (813,982)             (4,731)
Investment in real estate held for investment                  41,310             (16,855)
Investment in real estate acquired in
        settlement of loans                                   (90,276)            110,668
Purchase of office property and equipment                     (28,649)            (35,492)
                                                       --------------      --------------

  NET CASH FLOWS PROVIDED (USED) BY
   INVESTING ACTIVITIES                                $  (11,372,598)     $      278,467

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                    $     (506,767)     $    1,081,097
Advances from the Federal Home Loan Bank                    4,000,000                   -
Repayment of advances from the Federal Home Loan Bank         (69,341)            (65,398)
Net decrease in advances from borrowers                      (337,090)           (335,463)
Proceeds from stock options exercised                          65,670              78,077
Dividends paid                                               (340,253)           (233,034)
Purchase of treasury stock                                   (202,313)           (320,000)
                                                       --------------      --------------

 NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       $    2,609,906      $      205,279
                                                       --------------      --------------


CHANGE IN CASH AND CASH EQUIVALENTS                    $   (7,660,843)     $    1,381,876
                                                       --------------      --------------


CASH AND CASH EQUIVALENTS, beginning of period         $    8,481,216      $    9,445,404
                                                       --------------      --------------


CASH AND CASH EQUIVALENTS, end of period               $      820,373      $   10,827,280
                                                       ==============      ==============


                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months Ending March 31, 2000 and March 31, 1999
        And for the Nine Months Ending March 31, 2000 and March 31, 1999
                                   (Unaudited)

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

         These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year, ended June 30, 1999.


2.       EARNINGS PER SHARE OF COMMON STOCK

         Basic earnings per share are computed based upon the weighted-average shares outstanding during the period, less shares in the employee stock ownership plan (ESOP) that are unallocated and are not committed to be released.

         Diluted earnings per share are computed by considering common stocks outstanding and dilutive potential common shares to be issued under the Company's stock option plan.

                                     For the three months  For the nine months
                                     ended March 31, 2000  ended March 31, 2000
                                     --------------------  --------------------
Weighted Average Shares Outstanding:
 Basic earnings per share                1,464,029                1,461,353
 Fully diluted earnings per share        1,488,665                1,493,467


                                     For the three months  For the nine months
                                     ended March 31, 1999  ended March 31, 1999
                                     --------------------  --------------------
Weighted Average Shares Outstanding:
 Basic earnings per share                1,485,950                1,487,868
 Fully diluted earnings per share        1,525,166                1,535,540

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at March 31, 2000 are as follows:
                                   Amount        %
                                 ----------  ----------
                                 (Dollars in thousands)
Tangible Capital:
   Association's                   $7,945      9.12%
   Requirement                      1,307      1.50%
                                   ------     -----
   Excess                          $6,638      7.62%
Core Capital:
   Association's                   $7,945      9.12%
   Requirement                      3,486      4.00%
                                   ------     -----
   Excess                          $4,459      5.12%
Risk-Based Capital:
   Association's                   $8,195     13.89%
   Requirement                      4,720      8.00%
                                   ------     -----
   Excess                          $3,475      5.89%
Tier 1 Risk-Based Capital:
   Association's                   $7,945     13.47%
   Requirement                      1,770      3.00%
                                   ------     -----
   Excess                          $6,175     10.47%

4.       STOCK OPTION PLAN

         At June 30, 1999 there were unexercised options for 62,306 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5 per share. There were 7,596 shares exercised during the nine months ended March 31, 2000.

5.       STOCK REPURCHASE PLAN

         On May 24, 1999, the Company's Board of Directors authorized management to repurchase up to 77,980 shares of the Company's common stock over the next twelve months. During the three month period ending March 31, 2000, no shares were repurchased. As of March 31, 2000 a total of 50,500 shares have been repurchased since May 24, 1999, at a cost of $572,000.

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

          The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

         The Company's total assets increased $3.3 million, or 3.6%, from $90.8 million at June 30, 1999 to $94.1 million at March 31, 2000. This increase was due primarily to an increase in net loans receivable of $10.2 million and an increase in real estate held for investment of $761,000, partially offset by a decrease in cash and amounts due from depository institutions of $7.7 million.

         Net loans receivable increased $10.2 million, or 14.1%, from $72.3 million at June 30, 1999 to $82.5 million at March 31, 2000. The increase in the loan portfolio occurred as a result of an increase in loan originations comprised primarily of fixed-rate mortgage loans on residential properties and purchased adjustable rate mortgage loans on commercial real estate.

         Total deposits decreased by $500,000, from $54.7 million at June 30, 1999 to $54.2 million at March 31, 2000. Certificate accounts decreased $1.7 million and passbook accounts decreased $112,300, while money market fund accounts increased $1.1 million and NOW accounts increased $212,300.

         Total stockholders' equity increased $181,500 from $16.1 million at June 30, 1999 to $16.3 million at March 31, 2000. The increase was due primarily, to net income of $808,500 and accounting for employee stock awards and options of $137,000 partially offset by the result of the treasury stock repurchases of $202,300, dividends declared of $339,100, and an increase in net unrealized losses on investment securities of $222,600.

Results of Operations

         The operating results of the Company are affected by general economic conditions monetary and fiscal policies of federal agencies and regulatory policies at agencies regulating financial institutions and their holding companies. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans, which in turn are affected by the interest rates at which such loans are made, general economic conditions, and the availability of funds for lending activities.

         The Association's net income is primarily dependent on its net interest income, which is the difference between interest income generated on interest-earning assets and expense incurred on interest-bearing liabilities. Net interest income is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net income is also affected by provisions for losses on loans, service charges, gains or losses on sales of assets, other income, non-interest expense and income taxes.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2000 and
 March 31, 1999

         General. Net income increased $31,800 to $307,900 for the three months ended March 31, 2000, from $276,100 for the three months ended March 31, 1999. The increase was primarily the result of an increase in net interest income of $97,800, partially offset by a decrease in non-interest income of $41,200, an increase in non-interest expense of $7,800, and an increase in income tax expense of $17,000.

         Net Interest Income. Net interest income increased $97,800, from $678,900 for the three months ended March 31, 1999 to $776,700 for the three months ended March 31, 2000. This increase was the result of an increase in interest income of $87,500 and a decrease in interest expense $10,300.

         Interest Income. Interest income increased $87,500, from $1.66 million for the three months ended March 31, 1999 to $1.75 million for the three months ended March 31, 2000 primarily as a result of an increase in the balance of loans receivable, partially offset by a decrease in other interest income. The decrease in other interest income is the result in a decrease in deposits in interest bearing accounts in other depository institutions.

         Interest Expense. Interest expense decreased $10,300 from $985,200 in the three months ended March 31, 1999 to $974,900 for the three months ended March 31, 2000. This decrease resulted primarily from slightly lower interest rates paid on deposit accounts, and interest costs capitalized on real estate project held for investment, partially offset by an increase in the amount of borrowings.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The provision during the three months ended March 31, 2000 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income decreased $41,200 from $231,000 in the three months ended March 31, 1999 to $189,800 in the three months ended March 31, 2000. This decrease reflects a decrease in gain on sale of investments of $32,000 as well as a decrease in income from the Company's real estate operations of $13,400.

         Non-interest Expense. Non-interest expense increased from $487,600 in the three months ended March 31, 1999 to $495,300 in the three months ended March 31, 2000. This increase of $7,700, was primarily the result of an increase in salaries and benefits expense of $45,500 and an increase in data processing expense of $4,000, partially offset by a decrease in real estate operations expense of $17,000, a decrease in FDIC premiums and OTS assessments of $13,000, and a decrease in other non-interest expenses of $11,500.

           Income Tax Expense. Income tax expense was $154,200 for the three months ended March 31, 2000 compared to $137,200 for the three months ended March 31, 1999, an increase of $17,000, primarily due to the increase in taxable income.

Comparison of the Nine Months Ended March 31, 2000 and March 31, 1999

         General. Net income increased $54,500 from $753,900 for the nine months ended March 31, 1999 to $808,500 for the nine months ended March 31, 2000. The increase was primarily the result of an increase in net interest income of $215,600, partially offset by an increase in non-interest expense of $69,400, an increase in income tax expense of $35,900, and a decrease in non-interest income of $55,800.

         Net Interest Income. Net interest income increased $215,600, from $2.0 million for the nine months ended March 31, 1999 to $2.2 million for the nine months ended March 31, 2000. This increase was primarily the result of an increase in interest on loans receivable of $325,900 and a decrease in interest paid on deposits of $159,700, partially offset by a decrease in other interest income of $242,100 and an increase in interest paid on borrowings of $25,700.

         Interest Income. Interest income increased $81,600, from $5.06 million for the nine months ended March 31, 1999 to $5.14 million the nine months ended March 31, 2000. The increase is primarily the result of an increase in the balance of loans receivable, partially offset by a decrease in other interest income.

         Interest Expense. Interest expense decreased $134,000 from $3.03 million in the nine months ended March 31, 1999 to $2.89 million in the nine months ended March 31, 2000. This decrease resulted from a decrease in the rates paid on deposits, and interest capitalized in connection with a real estate construction project of the Company, partially offset by an increase in the amount of borrowings.

         Provision for Loan Losses. The provision for loan losses remained unchanged in the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. The provision during the nine months ended March 31, 2000 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income decreased $55,800 from $569,500 in the nine months ended March 31, 1999 to $513,700 in the nine months ended March 31, 2000. The decrease was primarily the result of a decrease in real estate operations of $34,500 and a decrease in gain on sale of investments of $38,300, partially offset by an increase in other non-operating income of $10,400 and an increase in gain on sale of real estate of $6,600.

         Non-interest Expense. Non-interest expense increased from $1.45 million in the nine months ended March 31, 1999 to $1.52 million in the nine months ended March 31, 2000. This increase of $69,400 was primarily the result of an increase of $94,000 in salaries and benefit expense and an increase in occupancy and equipment expense of $5,700, partially offset by a decrease in real estate operations expense of 19,600, a decrease in other non-interest expense of $3,000, a decrease in FDIC premiums and OTS assessments expense of $4,800, and a decrease in data processing expense of $2,800.

         Income Tax Expense. Income tax expense increased from $369,700 for the nine months ended March 31, 1999 to $405,600 for the nine months ended March 31, 2000, an increase of $35,900. The increase was primarily due to the increase in taxable income.

         Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of March 31, 2000, the Association's average liquidity ratio was 6.02%, which exceeded the minimum regulatory requirement on such date. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 2000, the Association exceeded all fully phased-in regulatory capital requirements.

         At March 31, 2000, the Association's tangible capital was $7.9 million, or 9.12%, of adjusted total assets, which is in excess of the 1.5% requirement by $6.6 million. In addition, at March 31, 2000, the Association had core capital of $7.9 million, or 9.12%, of adjusted total assets, which exceeds the 3% requirement by $6.2 million. The Association had risk-based capital of $8.2 million at March 31, 2000, or 13.89%, of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $3.5 million.

         As required by Federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 3% plus at least an additional 100 to 200 basis points. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association. As a result of the prompt corrective action provisions of federal law, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

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

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders Not applicable.

Item 5 - Other Information
           None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits

         Exhibit 27 - Financial Data Schedule

            (b) The  following is a  description  of the Form 8-K's filed during the three months ended March 31, 2000:

                (1) February 17, 2000, a current report on Form 8-K was filed announcing second quarter earnings.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STATEFED FINANCIAL CORPORATION
                                         Registrant


Date:     May 10,2000                    /s/  John F. Golden
                                         -------------------------------------
                                         John F. Golden
                                         President and Chief Executive Officer


Date:     May 10,2000                    /s/  Andra K. Black
                                         -------------------------------------
                                         Andra K. Black
                                         Executive Vice President and
                                            Chief Financial Officer