Form 10KSB40
period 2000-06-30
STATEFED FINANCIAL CORP
filed 2000-09-28
CIK 912567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number 0-22790

                         STATEFED FINANCIAL CORPORATION
                        --------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                     42-1410788
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

               519 Sixth Avenue, Des Moines, Iowa         50309
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State the issuer's revenue for the most recent fiscal year: $7.7 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 20, 2000, was $9.50 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of September 20, 2000, there were issued and outstanding 1,510,600 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-KSB - Proxy Statement for 2000 Annual Meeting of
Stockholders.

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

      At June 30, 2000, the Company had $100.7 million of assets and stockholders' equity of $16.6 million (or 16.48% of total assets).

      State Federal is a federally chartered savings and loan association headquartered in Des Moines, Iowa. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States.

      The principal business of the Association consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage and commercial and multi-family real estate loans, and, to a lesser extent, construction and consumer loans primarily in the Association's market area. The Association also invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2000, substantially all of the Association's real estate mortgage loans were secured by properties located in Iowa.

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

      While the Association primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, it also originates multi-family and commercial real estate and, to a lesser extent, construction and consumer loans in its primary market area. At June 30, 2000, the Association's net loan portfolio totaled $86.6 million.

      The Loan Committee of the Association, comprised of executive officers Wood and Black, Chairman Golden, loan officers Komma and Stravers and Director of Development Joe Sinnwell, has the immediate responsibility for the supervision of the Association's loan portfolio. The Association's loan policy requires full Board approval on all loans. The Board of Directors has responsibility for the overall supervision of the Association's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

      The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 2000, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.4 million. At that date the largest loan to one borrower or group of related borrowers consisted of 51 loans to one borrower totaling $1.37 million. All of such loans were performing in accordance with their terms. Currently, it is the Association's policy to limit its loans to one borrower to the maximum regulatory limit. The Association reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors, and on occasion the Association's holding company has participated in loans with the Association, which loans would have exceeded the limit on loans to one borrower had such loans been made by the Association.

      Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.

                                                                                           June 30,
                                                           ------------------------------------------------------------------------
                                                                   2000                      1999                      1998
                                                           ------------------------------------------------------------------------
                                                            Amount       Percent      Amount       Percent      Amount       Percent
                                                           ------------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
Real Estate Loans
 One-to-four family ..................................     $ 54,078       61.95%     $ 46,178       62.55%     $ 44,441       63.41%
 Multi-family and Commercial .........................       31,071       35.59        24,340       32.91        23,115       32.98
 Construction or development .........................          719        0.83         2,025        2.74         1,535        2.19
                                                           --------      ------      --------      ------      --------      ------
     Total real estate loans .........................       85,868       98.37        72,543       98.26        69,091       98.58

Other Loans:
 Consumer Loans:
  Deposit account ....................................          186        0.21           141        0.19           159        0.23
  Other ..............................................        1,240        1.42         1,140        1.55           838        1.19
                                                           --------      ------      --------      ------      --------      ------
     Total consumer loans ............................        1,426        1.63         1,281        1.74           997        1.42
                                                           --------      ------      --------      ------      --------      ------
     Total loans .....................................       87,294      100.00%       73,824      100.00%       70,088      100.00%
                                                                         ======                    ======                    ======
Less:
 Loans in process ....................................         (141)                     (963)                     (605)
 Deferred fees and discounts .........................         (321)                     (288)                     (297)
 Allowance for losses ................................          259                      (242)                     (206)
                                                           --------                  --------                  --------
 Total loans receivable, net(1) ......................     $ 86,573                  $ 72,331                  $ 68,980
                                                           ========                  ========                  ========

      The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                              June 30,
                                                                --------------------------------------------------------------------
                                                                       2000                     1999                    1998
                                                                --------------------------------------------------------------------
                                                                 Amount     Present      Amount      Present     Amount      Present
                                                                --------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Fixed Rate Loans:
 Real estate:
  One-to-four family .......................................    $ 37,398      42.84%    $ 28,310      38.35%    $ 21,041      30.02%
  Multi-family and Commercial ..............................      15,286      17.51       14,330      19.41       12,582      17.95
  Construction or development ..............................         719        .83        2,025       2.74        1,535       2.19
                                                                --------     ------     --------     ------     --------     ------
     Total real estate loans ...............................      53,403      61.18       44,665      60.50       35,158      50.16
 Consumer ..................................................       1,426       1.63        1,281       1.74          997       1.42
                                                                --------     ------     --------     ------     --------     ------
     Total fixed-rate loans ................................      54,829      62.81       45,946      62.24       36,155      51.58

Adjustable Rate Loans:
 Real estate:
  One-to-four family .......................................      16,680      19.11       17,868      24.20       23,400      33.39
  Multi-family and Commercial ..............................      15,785      18.08       10,010      13.56       10,533      15.03
                                                                --------     ------     --------     ------     --------     ------
     Total real estate loans ...............................      32,465      37.19       27,878      37.76       33,933      48.42
 Consumer ..................................................          --         --           --         --           --         --
                                                                --------     ------     --------     ------     --------     ------
     Total adjustable rate loans ...........................      32,465      37.19       27,878         --       33,933      48.42
                                                                --------     ------     --------     ------     --------     ------
     Total loans ...........................................      87,294     100.00%      73,824     100.00%      70,088     100.00%
                                                                             ======                  ======                  ======
Less:
 Loans in process ..........................................        (141)                   (963)                   (605)
 Deferred fees and discounts ...............................        (321)                   (288)                   (297)
 Allowance for loan losses .................................        (259)                   (242)                   (206)
                                                                --------                --------                --------
    Total loans receivable, net ............................    $ 86,573                $ 72,331                $ 68,980
                                                                ========                ========                ========

      The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 2000. Mortgages which have fixed, adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                               Real Estate
                                      ----------------------------------------------------------------------------------------------
                                                          Multi-family and     Construction
                                      One-to-four family     Commercial        or Development       Consumer            Total
                                      ------------------ ------------------  -----------------  -----------------  -----------------
                                                Weighted           Weighted           Weighted           Weighted           Weighted
                                                 Average            Average            Average            Average            Average
                                       Amount     Rate     Amount    Rate    Amount     Rate    Amount     Rate    Amount     Rate
                                      --------  --------  -------  --------  -------  --------  -------  --------  -------  --------
                                                                          (Dollars in Thousands)
Due During Years Ending June 30, (1)
2001 ...............................   $ 1,173    9.16%   $ 1,037    8.99%   $   100    10.00%  $   293    8.89%   $ 2,603    9.07%
2002 ...............................       756    8.54        715    9.46         --       --       164    9.49      1,635    9.04
2003 ...............................     6,142    8.63      5,104    8.97         67     7.50       228    9.19     11,541    8.79
2004-2008 ..........................    11,691    8.22      7,982    8.57         --       --       741    9.06     20,414    8.39
After 2008 .........................    34,316    8.10     16,233    8.45    $   552     7.89        --      --     51,101    8.21

----------
(1) Includes construction loans which the Association reclassifies as permanent loans once the construction phase is completed.

      The total amount of loans due after June 30, 2001 which have fixed interest rates is $52.3 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $32.4 million.

      One-to-four family Residential Mortgage Lending. Loans of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. At June 30, 2000, the Company's one-to-four family residential mortgage loans totaled $54.1 million, or approximately 62.0% of the Company's total gross loan portfolio.

      The Company currently offers ARM payment and fixed-rate mortgage loans. During the year ended June 30, 2000, the Association originated $1.6 million of adjustable-rate real estate loans, which were secured by one-to-four family residential real estate. During the same period, the Company originated $12.9 million of fixed-rate real estate loans, secured by one-to-four family residential real estate. The Company's one-to-four family residential mortgage originations are primarily in its market and surrounding areas, and no such loans were sold during the three year period ended June 30, 2000

      The Company currently originates up to a maximum of 30-year, fixed-rate, one-to-four family residential mortgage loans in amounts up to 90% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure to at or below the 80% loan-to-value level. The Company may consider raising the loan-to-value ratio in the future as regulations permit. Due to consumer demand, the Company also has offered fixed-rate 10- through 15-year mortgage loans, most of which conform to secondary market standards (i.e., Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") standards).

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

      Multi-Family and Commercial Real Estate Lending. The Company has also engaged in commercial and multi-family real estate lending in its market area and surrounding areas and has purchased participation interests in such loans from other financial institutions throughout Iowa. At June 30, 2000, the Company had $31.1 million of commercial and multi-family real estate loans, which represented 35.6% of the Company's gross loan portfolio. All of the Association's commercial and multi-family real estate loans were performing in accordance with their repayment terms with the exception of one loan totaling $42,000 secured by commercial real estate. A substantial portion of the Company's multi-family and commercial real estate loans were secured by properties located in Iowa. However, the Company had multi-family and commercial real estate loans, with an aggregate balance of $9.0 million at June 30, 2000, secured by real estate located in Texas, Colorado, Nebraska, Minnesota, Nevada, California, Illinois, Wisconsin, and Arizona.

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

      The following table breaks out the Company's commercial loan portfolio by type of loan at the dates indicated.

                                                          June 30,
                                           -------------------------------------
                                             2000           1999          1998
                                           -------------------------------------
                                                      (In Thousands)
Multi-family ......................        $ 9,388        $ 9,222        $10,141
Nursing homes .....................          1,653          1,697          1,638
Churches ..........................            598          1,129          1,208
Motels ............................          5,097          3,321          1,688
Shopping Centers ..................          2,056          1,136          1,568
Commercial Buildings ..............         12,279          7,835          6,872
                                           -------        -------        -------
     Total ........................        $31,071        $24,340        $23,115
                                           =======        =======        =======

      This portfolio grew by $6.7 million from fiscal 1999 to fiscal 2000, and the portfolio comprised 36 percent of total loans compared to 33 percent of total loans in fiscal 1999.

      Construction Lending. The Company engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes and commercial properties in the Company's primary market area and surrounding areas. At June 30, 2000, the Company had $719,000 of gross construction loans.

      Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for twelve months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

      All construction loans to builders require payment of interest only for up to 12 months. At June 30, 2000, all of the Company's construction loans were performing in accordance with their repayment terms.

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

      Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2000, two auto loans totaling $14,300 in the consumer loan portfolio were non-performing. There can be no assurance as to the delinquencies in the future.

      The largest component of State Federal's consumer loan portfolio consists of auto loans. At June 30, 2000, such loans totaled $1.1 million or approximately 1.3% of the Association's gross loan portfolio. During the fiscal year ended June 30, 2000, the Association originated $814,000 in auto loans as compared to $829,000 originated in the same period ended June 30, 1999. At June 30, 2000, the Association's consumer loan portfolio totaled $1.4 million or 1.63% of its total gross loan portfolio.

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

      In fiscal 2000, the Company originated $18.0 million of loans, compared to $16.6 million and $16.5 million in fiscal 1999 and 1998, respectively. The Company experienced significant repayments of loans during fiscal 1999 and 1998. Principal repayments in fiscal 2000 decreased by $9.5 million to $8.2 million from $17.7 million in fiscal 1999.

      In periods of economic uncertainty, the ability of financial institutions, including State Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

      The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                       Year Ended June 30,
                                               ---------------------------------
                                                 2000         1999        1998
                                               --------     --------    --------
                                                         (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one-to-four family ........    $  1,585     $  2,093    $  2,361
              - commercial ................          --           --          60
  Non-real estate - consumer ..............          --           --          --
                                               --------     --------    --------
         Total adjustable-rate ............       1,585        2,093       2,421
 Fixed rate:
  Real estate - one-to-four family ........      12,873        9,077       8,160
              - commercial ................       2,236        4,396       5,399
  Non-real estate - consumer ..............       1,317        1,034         540
                                               --------     --------    --------
         Total fixed-rate .................      16,426       14,507      14,099
                                               --------     --------    --------
         Total loans originated ...........      18,011       16,600      16,520

Purchases:
  Real estate - one-to-four family ........    $     --     $     --    $     --
              - commercial ................       5,238        2,416       2,213
  Non-real estate - consumer ..............          --           --          --
                                               --------     --------    --------
         Total loans ......................       5,238        2,416       2,213
  Mortgage-backed securities ..............          --           --          --
                                               --------     --------    --------
         Total purchases ..................       5,238        2,416       2,213
                                               --------     --------    --------

Repayments:
  Principal repayments ....................    $  8,232     $ 17,650    $ 18,241
                                               --------     --------    --------
         Total reductions .................       8,232       17,650      18,241
                                               --------     --------    --------
Increase (decrease) in other items,
 net ......................................        (775)       1,985         310
                                               --------     --------    --------
         Net increase (decrease) ..........    $ 14,242     $  3,351    $    802
                                               ========     ========    ========

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

      The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2000. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                                       Real Estate
                                                            ----------------------------------------------------------------------
                                                                                                          Commercial and
                                                                   One-to-four family                      Multi-Family
                                                            -------------------------------       --------------------------------
                                                            Number       Amount     Percent       Number       Amount      Percent
                                                            ------       ------     -------       ------       ------      -------
                                                                                   (Dollars in Thousands)
Loans delinquent for:

30-59 days ..........................................           15       $1,319       2.44%            1       $   42       0.14%
60-89 days ..........................................           12        1,067       1.97            --           --         --
90 days and over ....................................           12          961       1.78            --           --         --
                                                            ------       ------       ----        ------       ------       ----

    Total delinquent loans ..........................           39       $3,347       6.19%            1       $   42       0.14%
                                                            ======       ======       ====        ======       ======       ====

      At June 30, 2000, there were six delinquent consumer loans totaling $34,300. The ratio of delinquent loans to total loans (net) was 3.95% at June 30, 2000.

      The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio at the dates indicated. Loans are generally placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                                                                           June 30,
                                                                                  --------------------------
                                                                                   2000      1999      1998
                                                                                  ------    ------    ------
                                                                                    (Dollars in Thousands)
Non-accruing loans:
  One-to-four family ..........................................................   $  717    $   --    $   96
  Consumer ....................................................................       14        --        --
                                                                                  ------    ------    ------
     Total ....................................................................      731        --        96

Accruing loans delinquent more than 90 days:
  One-to-four family ..........................................................      244       353         4
  Multi-family and commercial real estate .....................................       --       525        --
                                                                                  ------    ------    ------
     Total ....................................................................      244       878         4

Foreclosed assets:
  One-to-four family ..........................................................       --       345       484
  Multi-family and commercial real estate .....................................    1,338       788       805
                                                                                  ------    ------    ------
     Total ....................................................................    1,338     1,133     1,289

Total non-performing assets ...................................................   $2,313    $2,011    $1,389
                                                                                  ======    ======    ======
Total as a percentage of total assets .........................................     2.30%     2.21%     1.55%
                                                                                  ======    ======    ======

      Non-Performing Assets. Included in total non-performing assets are twelve mortgage loans secured by one-to- four family dwellings totaling $961,000 and two consumer auto loans for $14,000. One loan totaling $1,338,000 on a commercial building acquired in settlement of loans, and is presently leased with capital improvements being made to the building.

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

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2000, the Association had classified a total of $1.5 million of its assets as substandard, none were classified as doubtful, and none were classified as loss.

      At June 30, 2000, total classified assets comprised $1.5 million or 16.1% of the Association's capital, or 1.6% of the Association's total assets.

      At June 30, 2000 the Association had a total of $1.3 million in property acquired in settlement of loans, which consisted of commercial real estate. The property is presently leased and capital improvements are being made.

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

      Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2000, the Company had a total allowance for loan losses of $259,000 or .30% of loans receivable, net. See Notes A and E of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Financial Statements at
Item 7.

      The following table sets forth an analysis of the Association's allowance for loan losses.

                                                           Year Ended June 30,
                                                        -----------------------
                                                        2000      1999    1998
                                                        -----     -----   -----
                                                         (Dollars in Thousands)

Balance at beginning of period ......................   $ 242     $ 206   $ 221

Charge-offs .........................................     (19)       --     (67)
Recoveries ..........................................      --        --      --
                                                        -----     -----   -----
Net charge-offs .....................................     (19)       --     (67)
Transfer to allowance for decline in
   value of foreclosed real estate ..................      --        --      --
Additions charged to operations .....................      36        36      52
                                                        -----     -----   -----
Balance at end of period ............................   $ 259     $ 242   $ 206
                                                        =====     =====   =====

Ratio of net charge-offs during the period to average
   loans outstanding during the period ..............     .02%      --%     .10%
                                                        =====     =====   =====

Ratio of net charge-offs during the period to average
   non-performing assets ............................    1.04%      --%    4.69%
                                                        =====     =====   =====

      The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                             June 30
                                                               ---------------------------------------------------------------------
                                                                      2000                     1999                    1997
                                                               -------------------      -------------------      -------------------
                                                                          Percent                  Percent                  Percent
                                                                          of Loans                 of Loans                 of Loans
                                                                          in Each                  in Each                  in Each
                                                                          Category                 Category                 Category
                                                                          to Total                 to Total                 to Total
                                                               Amount      Loans        Amount      Loans        Amount      Loans
                                                               ------     --------      ------     --------      ------     --------
                                                                    (Dollars In thousands)

One- to four- family ...................................       $ 99        61.95%       $ 69        62.55%       $ 67        63.41%
Multi-family and commercial real
   estate ..............................................        144        35.59          61        32.97          58        32.98
Construction ...........................................         --         0.83          --         2.74          --         2.19
Consumer and unsecured .................................         16         1.63          12         1.74          10         1.42
Unallocated ............................................         --           --         100           --          71           --
                                                               ----       ------        ----       ------        ----       ------
     Total .............................................       $259       100.00%       $242       100.00%       $206       100.00%
                                                               ====       ======        ====       ======        ====       ======

Investment Activities

      State Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The Association's investment policy objective in this regard sets the Association's desired liquidity between 6% and 12%. As of June 30, 2000, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.94%. See "Regulation - Liquidity."

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

      Cash and Investments in Certificates of Deposit and Other Investments. At June 30, 2000, the Company's cash and interest-bearing deposits in other financial institutions totaled $2.5 million, or 2.48% of its total assets. Certificates of deposits invested in other institutions totaled $496,000 or .49% of its total assets. The Association has a $1.5 million investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. The Company has $1.7 million or 1.69% of its total assets invested in corporate securities, which includes preferred common stocks. The Company has $546,000 or .54% of its assets invested in federal agency securities and municipal bonds. See Note D of Notes to Consolidated Financial Statements at Item 7.

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

      The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                                                  June 30,
                                                                           --------------------------------------------------------
                                                                                 2000               1999                1998
                                                                           ----------------    ----------------    ----------------
                                                                            Book     % of       Book     % of       Book     % of
                                                                            Value    Value      Value    Value      Value    Value
                                                                           -------   ------    -------   ------    -------   ------
                                                                                            (Dollars in Thousands)
Investment Securities:
     Corporate equity securities .......................................   $ 1,685    45.59%   $ 1,438    46.51%   $ 1,301    35.23%
     Federal agency debt securities ....................................       446    12.07        406    13.13      1,443    39.07
     Municipal bonds ...................................................       100     2.70        100     3.23         --       --
FHLB stock .............................................................     1,465    39.64      1,148    37.13        949    25.70
                                                                           -------   ------    -------   ------    -------   ------
     Total investment securities and FHLB
      stock ............................................................   $ 3,696   100.00%   $ 3,092   100.00%   $ 3,693   100.00%
                                                                           =======   ======    =======   ======    =======   ======

Other Interest-Earning Assets:
  Interest-bearing deposits with banks .................................   $ 2,196    81.58%   $ 8,212    90.28%   $ 9,107    86.03%
  Certificates of deposit invested
   in other institutions ...............................................       496    18.42        884     9.72      1,479    13.97
                                                                           -------   ------    -------   ------    -------   ------
     Total .............................................................   $ 2,692   100.00%   $ 9,096   100.00%   $10,586   100.00%
                                                                           =======   ======    =======   ======    =======   ======
Average remaining life or term to repricing of
    certificates of deposit ............................................   2 years              1 year              1 year

Contractual maturities of federal agency debt securities and municipal bonds are shown below:

                                                         June 30, 2000
                                                     ---------------------
                                                                 Weighted
                                                       Book       Average
                                                       Value       Yield
                                                     --------    ---------
                                                     (Dollars in Thousands)
Due in one year or less                                 $ --          --%
Due after one year through five years                     --          --
Due after five years through ten years                   446        7.76
Due after ten years                                      100        5.00
                                                        ----
                                                        $546

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

      The following table sets forth the savings flows at the Association during the periods indicated.

                                                  Year Ended June 30,
                                        --------------------------------------
                                          2000           1999           1998
                                        --------       --------       --------
                                                (Dollars in Thousands)

Opening balance ...................     $ 54,713       $ 53,672       $ 50,346
Deposits ..........................       66,932         66,888         57,637
Withdrawals .......................      (70,762)       (68,735)       (57,179)
Interest credited .................        2,765          2,888          2,868
                                        --------       --------       --------

Ending balance ....................     $ 53,648       $ 54,713       $ 53,672
                                        ========       ========       ========

Net increase (decrease)  ..........     $ (1,065)      $  1,041       $  3,326
                                        ========       ========       ========

Percent increase (decrease) .......        (1.95%)         1.94%          6.61%
                                        ========       ========       ========

      The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2000.

                                                             Maturity
                                               --------------------------------------
                                                          Over      Over
                                               3 Months  3 to 6    6 to 12    Over
                                               or Less   Months    Months   12 months   Total
                                               --------  -------   -------  ---------  -------
                                                            (Dollars in Thousands)
Certificates of deposit less
 than $100,000 .............................   $ 7,213   $ 5,015   $ 8,782   $15,399   $36,409
Certificates of deposit of $100,000 or more        929     1,879     1,563     2,215     6,586
                                               -------   -------   -------   -------   -------
Total certificates of deposit ..............   $ 8,142   $ 6,894   $10,345   $17,614   $42,995
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

      State Federal's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2000, the Association had $29.3 million in FHLB advances.

      At June 30, 2000, the Association had no repurchase agreements or other borrowings not mentioned above outstanding.

      The following table sets forth certain information including the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                       Year Ended June 30,
                                                  -----------------------------
                                                   2000       1999        1998
                                                  -------    -------    -------
                                                     (Dollars In Thousands)

Maximum Balance:
  FHLB advances ................................  $29,284    $19,000    $19,000
                                                  =======    =======    =======

Average Balance:
  FHLB advances ................................  $21,716    $18,918    $18,992
                                                  =======    =======    =======

 Weighted average interest rate of FHLB advances     6.31%      5.70%      5.98%
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

      During the fiscal year ended June 30, 2000, State Service Corporation's gross revenues from property management activities (consisting of rental income) totaled approximately $327,700 and expenses (consisting of depreciation, interest, property taxes, insurance, management fees, and maintenance) were $248,200. Income tax expense totaled $36,100 for 2000. State Service Corporation has not had significant capital expenditures with regard to its real estate operation over the past three fiscal years. Revenues from State Service Corporation's interest income on real estate contracts totaled $18,200.

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

Federal Regulation of Savings Associations

      The OTS has extensive authority over the operations of savings associations. As part of this authority, State Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular examination of State Federal was as of December 31, 1997. hen these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2000 was approximately $27,150.

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

      The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2000, the Association's lending limit under this restriction was approximately $1.4 million.

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

      Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to approximately 2.98 basis points for each $100 in domestic deposits in both BIF and SAIF institutions, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 to 2019.

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

      At June 30, 2000 the Association had tangible capital of $8.2 million, or
8.79 % of adjusted total assets, which is approximately $6.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets depending on an institution's rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

      At June 30, 2000, the Association had core capital equal to $8.2 million, or 8.79% of adjusted total assets, which is $4.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

      The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2000, State Federal had no capital instruments that qualify as supplementary capital but had $259,000 of general loss reserves, which was less than 0.41% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. State Federal had no such exclusions from capital and assets at June 30, 2000.

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

      On June 30, 2000, the Association had total risk-based capital of $8.4 million (including $8.2 million in core capital and $200,000 in qualifying supplementary capital) and risk-weighted assets of $62.6 million or total risk-based capital of 13.49% of risk-weighted assets. This amount was $3.4 million above the 8% requirement in effect on that date.

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

      In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 2000, the Association was in compliance with both requirements, with an overall liquid asset ratio of 6.94% and a short-term liquid assets ratio of 6.18%.

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

Qualified Thrift Lender Test

      All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings Association may maintain 60% of its assets specified in
Section 770(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2000, the Association met the test and has always met the test since its effectiveness.

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

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association examined for CRA compliance in December 1999 and received a rating of satisfactory.

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

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

      As a member, State Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2000, State Federal had $1.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.81% and were 6.55% for fiscal year 2000.

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

      For the fiscal year ended June 30, 2000, dividends paid by the FHLB of Des Moines to State Federal totaled $78,200 which constitutes a $7,000 increase from the amount of dividends received in the fiscal year ended June 30, 1999. The $22,500 dividend received for the quarter ended June 30, 2000 reflects an annualized rate of 6.86%, which increased 0.61% from the same quarter ended June 30, 1999, which was a rate of 6.25.

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

      The federal tax legislation enacted in August 1996 imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Association, the base-year reserves are the balances as of December 31, 1987. Recapture of the excess reserves will occur over a six-year period which began for the bank in fiscal year 1999. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its Federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

      Also, under the August 1996 legislation, the Association's base-year Federal tax bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base- year reserves will be required if the Association pays a dividend in excess of its current or accumulated earnings or profits, redeems any of its stock or is liquidated. The Association has not established a deferred federal tax liability under Statement of Financial Accounting Standards ("SFAS") No. 109 for its base-year Federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured. The unrecognized deferred tax liability was approximately $510,000 at June 30, 2000.

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

Employees

      At June 30, 2000, the Company and its subsidiary had a total of 20 employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

      The Association conducts its business at its main office and one other location in its primary market area. The following table sets forth information relating to each of the Association's offices as of June 30, 2000.

      The Association owns its branch office and its main office. The total net book value of the Association's premises and equipment (including land, building, furniture, fixtures and equipment) at June 30, 2000 was $3.0 million. See Note H of Notes to Consolidated Financial Statements at Item 7.

                                                   Total
                                                Approximate
                                   Date           Square     Net Book Value at
          Location               Acquired         Footage      June 30, 2000
--------------------------   ------------------ -----------  -------------------

Main Office:
  519 Sixth Avenue            January 3, 1995      3,300          $721,000
  Des Moines, Iowa

Branch Office:
  4018 University Avenue           1985            4,000          $280,000
  Des Moines, Iowa

Future Branch Office:
   13523 University Avenue   Under Construction   12,000          $1,832,000
    Clive, Iowa

      The Association conducts its data processing through a service bureau, NCR Corporation. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2000 was $85,000. The net book value of other furniture and equipment at June 30, 2000 was $20,300.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The dividend payout ratio for June 30, 2000 was 41.3%.

STOCK LISTING

      StateFed Financial Corporation common stock is traded on the National Association of Securities Dealers, Inc. Small-Cap System under the symbol "SFFC."

PRICE RANGE OF COMMON STOCK

      The following table sets forth, for the periods shown, the high and low prices of the common stock and cash dividends per share declared and adjusted for the Company's stock split during fiscal 1998. The prices reflect inter-dealer quotations without retail markup, markdown or commissions, and do not necessarily represent actual transactions.

      Dividend restrictions are described in the notes to consolidated financial statements included in this report.

QUARTER ENDED                                 HIGH             LOW           DIVIDENDS
-------------                                 ----             ---           ---------
March 31, 1998 ....................          15.250          12.500            .050
June 30, 1998 .....................          15.000          13.375            .050
September 30, 1998 ................          14.000           9.000            .050
December 31, 1998 .................          11.6875          9.500            .050
March 31, 1999 ....................          10.3750          9.6875           .075
June 30, 1999 .....................          12.500           9.000            .075
September 30, 1999 ................          12.125          10.875            .075
December 31, 2000 .................          11.000           7.500            .075
March 31, 2000 ....................           9.000           7.750            .075
June 30, 2000 .....................           9.3125          7.875            .075

----------

The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. Automated Quotation System. The average of the bid and asked prices of StateFed Financial Corporation's common stock on September 18, 2000 was $9.50.

At September 18, 2000, there were 1,510,600 shares of StateFed Financial Corporation common stock issued and outstanding and there were approximately 900 holders of record.

SHAREHOLDERS AND GENERAL INQUIRIES             TRANSFER AGENT

John F. Golden, Chairman of the Board          First Bankers Trust Company, N.A.
StateFed Financial Corporation                 1201 Broadway
519 Sixth Avenue                               Quincy, IL 92301
Des Moines, Iowa 50309                         (217) 228-8000

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation and Selected Financial Data

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      When used in this filing and in future filings by StateFed Financial Corporation (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

      The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

      The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

      The principal business of the Company has historically consisted of attracting deposits from the general public, and making loans secured by residential real estate. The Company's profitability is primarily dependent upon its net interest income, which is the difference between interest income on its loan and investment portfolio and interest paid on deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Company's profitability is also affected by the provision for loan losses and the level of non-interest income and expenses. Non-interest income consists primarily of service charges and other fees, gains (losses) on sales of assets and income from real estate operations. Non-interest expense includes salaries and employee benefits, real estate operations, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

      StateFed Financial generally has sought to enhance its net earnings by, among other things, maintaining asset quality and levels of capital above federally required minimum standards and by controlling general and administrative expenses. Although no assurances can be made about future periods, the Company's results in these areas have enabled it to be consistently profitable and well capitalized.

      The operating results of the Company are also affected by general economic conditions, the monetary and fiscal policies of federal agencies and the policies of agencies that regulate financial institutions. StateFed Financial's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made, general economic conditions affecting loan demand and the availability of funds for lending activities.

      StateFed Financial's basic mission is to maintain a strong capital position and continue to record core earnings while serving its local community. Specifically, it offers a range of customer services and products, including deposit accounts and loans with a special emphasis on one-to-four family mortgage lending and, to a lesser extent, multi-family and commercial real estate lending. Yet smaller portions of the Company's loans receivable consists of construction and consumer loans. Management has focused on adjustable rate mortgage loans and loans with three to seven year balloons and/or calls in recent years, achieving a loan portfolio consisting of 37.19% adjustable rate loans, 35.27% fixed rate loans, and 27.54% balloon loans.

Financial Condition

      Comparison of Fiscal Years Ended June 30, 2000 and June 30, 1999.

      The Company's total assets increased from $90.8 million at June 30, 1999 to $100.7 million at June 30, 2000, an increase of $9.9 million, or 10.9%. The increase was primarily due to an increase in loans receivable of $14.3 million and an increase in office property and equipment of $1.3 million, partially offset by a decrease in cash and cash equivalents of $6.0 million. The increase in loans receivable was funded primarily from an increase in advances from the FHLB of $10.4 million and a decrease in cash and cash equivalents of $6.0 million.

      Net loans increased $14.3 million from $72.3 million at June 30, 1999 to $86.6 million at June 30, 2000. The increase in the loan portfolio was comprised primarily of $18.0 million in mortgage loans originated and $5.2 million in purchased loans, partially offset by $8.2 million in principal repayments.

      Total deposits decreased $1.1 million from $54.7 million at June 30, 1999 to $53.6 million at June 30, 2000. During fiscal 2000, NOW accounts decreased $60,000, money market accounts increased $420,000, and passbook accounts decreased $190,000, while certificates of deposit decreased $1.2 million. The Company did not offer any special marketing programs during the 2000 fiscal year.

      Total stockholders' equity increased $526,500 from $16.12 million at June 30, 1999 to $16.50 million at June 30, 2000. The increase was primarily the result of net income of $1.1 million, exercised stock options of $43,000, allocations to the Employee Stock Ownership Plan ("ESOP") totaling $126,000, partially offset by $202,000 expended for the repurchase of 18,000 shares of Company common stock, dividends declared totaling $452,000, and the decrease in unrealized gains on available-for-sale securities of $128,000.

Results of Operations

      Comparison of Fiscal Years ended June 30, 2000 and June 30, 1999.

      General. Net income for the year ended June 30, 2000 increased $122,000 from $1.02 million at June 30, 1999 to $1.14 million at June 30, 2000. Net interest income increased $340,000. This increase was partially offset by a decrease in non-interest income of $89,000, an increase in non-interest expense of $80,000 and an increase in income taxes of $48,000.

      Interest Income. Interest income increased $326,000 to $7.0 million for fiscal 2000 compared to $6.70 million for fiscal 1999 due primarily to an increase in total loans receivable.

      Interest Expense. Interest expense decreased $14,000 from $4.00 million for fiscal 1999 to $3.99 million in fiscal 2000. The decrease was due to a decrease in the balance in deposits, offset by the effect of the increase in total advances from the Federal Home Loan Bank.

      Provision for Loan Losses. The provision for loan losses for fiscal 2000 remained unchanged at $36,000 for the years ended June 30, 1999 and June 30, 2000. The amounts provided during the fiscal year were based on management's quarterly analysis of the allowance for loan losses, based on, among other things, the condition of the loan portfolio, the local economy, and regulatory comments. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance for loan losses is subject to review by the regulatory agencies, which can order the establishment of additional general or specific allowances.

      Non-Interest Income. Non-interest income decreased from $773,100 in fiscal 1999 to $684,100 in fiscal 2000. The decrease of $89,000 is primarily the results of a $41,000 decrease in investment real estate operations, and a $48,000 decrease in other non-interest income.

      Non-Interest Expense. Non-interest expense increased from $1.9 million in fiscal 1999 to $2.0 million in fiscal 2000. The increase of $80,500 is primarily the result of an increase in salaries and employee benefits of $116,100, an increase in occupancy expense of $2,600 and an increase in advertising of $4,700, partially offset by a decrease in investment real estate operations expense of $16,800, a decrease in Federal deposit insurance premiums of $10,100, a decrease in other non-interest expense of $11,800, and a decrease in data processing services of $4,100.

      Income Tax Expense. Income tax expense was $536,900 in fiscal 2000 compared to $488,900 in fiscal 1999, an increase of $48,000. Income taxes increased due to the increase in taxable income.

      Comparison of Fiscal Years ended June 30, 1999 and June 30, 1998.

      General. Net income for the year ended June 30, 1999 remained virtually unchanged at $1.0 million, however, due to stock repurchases, diluted earnings per shared increased $.01. Non-interest income increased $172,300 and the provision for loan losses decreased $16,000. These gains were partially offset by a decrease in net interest income of $84,200, and an increase in non-interest expense of $104,700.

      Interest Income. Interest income decreased $127,100 to $6.67 million for fiscal 1999 compared to $6.82 million for fiscal 1998 due primarily to a decrease in the rates earned on loans receivable, investment securities, and other assets.

      Interest Expense. Interest expense decreased $43,000 from $4.04 million for fiscal 1998 to $4.00 million in fiscal 1999. The decrease was due to the decrease in the rates paid on deposits and advances from the Federal Home Loan Bank.

      Provision for Loan Losses. The provision for loan losses for fiscal 1999 was $36,000, a decrease of $16,000 compared to $52,000 for the year ended June 30, 1998. The amounts provided during the fiscal year were based on management's quarterly analysis of the allowance for loan losses, based on, among other things, the condition of the loan portfolio, the local economy, and regulatory comments. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of the allowance for loan losses is subject to review by the regulatory agencies, which can order the establishment of additional general or specific allowances.

      Non-Interest Income. Non-interest income increased from $600,800 in fiscal 1998 to $773,100 in fiscal 1999. The increase of $172,300 is primarily the result of a $124,800 increase in investment in real estate operations, a $54,500 increase in gains on sale of investments, and a $9,800 increase in gains on sales of real estate, offset by a $16,800 decrease in other non-interest income.

      Non-Interest Expense. Non-interest expense increased from $1.8 million in fiscal 1998 to $1.9 million in fiscal 1999. The increase of $104,700 is primarily the result of an increase in investment real estate operations expense of $61,000 as a result of depreciation expenses of a full year of operations in the new 22 unit apartment building, an increase in occupancy expense of $27,500 as a result of the increase in depreciation of the new computer equipment, an increase in data processing services of $12,200, and an increase in other non-interest expense of $15,500, partially offset by a decrease in salaries and employee benefits of $14,200.

      Income Tax Expense. Income tax expense was $488,900 in fiscal 1999 compared to $490,500 in fiscal 1998, a decrease of $1,600. Income taxes decreased primarily due to tax benefits of tax credits on investments.

Asset/Liability Management

      The measurement and analysis of the exposure of the Association to changes in the interest rate environment is referred to as asset/liability management. A primary objective of asset/liability management is to manage interest rate risk. The Association monitors its asset/liability mix on an ongoing basis and, from time to time, may institute certain changes in its product mix and asset and liability maturities.

      The Association focuses lending efforts toward offering adjustable-rate loan products and balloon loans as an alternative to more traditional fixed-rate 30 year mortgage loans. At June 30, 2000, the Company had $32.5 million of adjustable-rate loans which comprised over 37.2% of the Association's loan portfolio. The Association has not historically sold its loans.

      The primary objective of the Association's investment strategy is to provide liquidity necessary to meet funding needs as well as to address daily, cyclical and long-term changes in the asset/liability mix, while contributing to profitability by providing a stable flow of dependable earnings. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock, U.S. Government securities, and certain issues of corporate equity securities.

      Generally, the investment policy of the Association is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Association's asset/liability management policies.

      The Association's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are influenced by the levels of short-term interest rates. The Association offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

      An approach used by management to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until further notice. Based upon its asset size and capital level at June 30, 2000, the Company would qualify for an exemption from this rule.

      The following table sets forth, at June 30, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments).

                                            Estimated Increase (Decrease) in NPV
Change in Interest Rates   Estimated NPV    ------------------------------------
     (Basis Points)            Amount       Amount                       Percent
     --------------            ------       ------                       -------
                             (Dollars in Thousands)
               +300            11,115       -1,536                          -12%
               +200            11,746         -905                           -7%
               +100            12,288         -363                           -3%
                 --            12,651           --                           --
               -100            12,700           50                            0%
               -200            12,462         -188                           -1%
               -300            12,252         -398                           -3%

      Certain assumptions utilized in assessing the interest rate risk of thrift institutions were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

Average Balances, Interest Rates and Yields

      The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                            Year Ended June 30,
                                       ------------------------------------------------------------------
                                                       2000                             1999
                                       --------------------------------  -------------------------------
                                         Average     Interest              Average    Interest
                                       Outstanding    Earned/    Yield/  Outstanding  Earned/    Yield/
                                         Balance       Paid       Rate      Balance     Paid      Rate
                                       -----------  ---------   -------  -----------  ---------  -------
                                                          (Dollars in Thousands)
Interest-Earning Assets:
 Interest-earning bank accounts .....   $   3,135   $     143      4.56%  $   9,678   $     459     4.74%

 Certificates of deposit invested in
   other institutions ...............         732          46      6.28       1,332          78     5.86
 Investment and other securities ....       2,338         146      6.24       2,246         137     6.10
 Loans receivable(1) ................      79,105       6,608      8.35      69,904       5,951     8.51
 FHLB stock .........................       1,194          78      6.53       1,102          71     6.44
                                        ---------   ---------   -------   ---------   ---------  -------
  Total interest-earning assets(1) ..   $  86,504   $   7,021      8.12   $  84,262   $   6,696     7.95
                                                                          =========   =========  -------
Interest-Bearing Liabilities:
  Passbook accounts .................       3,539          97      2.74       3,561          97     2.72
  NOW accounts ......................       2,605          42      1.61       2,333          34     1.46
  Money market accounts .............       4,819         174      3.61       4,418         160     3.62
  Certificates of deposit ...........      43,277       2,452      5.66      44,199       2,597     5.88
  FHLB advances .....................      21,716       1,269      5.84      18,921       1,112     5.88
  Effect of capitalized interest ....          --         (49)       --          --          --       --
                                        ---------   ---------   -------   ---------   ---------  -------
  Total interest-bearing liabilities    $  75,956   $   3,985      5.25%  $  73,432       4,000     5.45
                                        =========   ---------   -------   =========   ---------  -------
Net interest income .................               $   3,036                         $   2,696
                                                    =========                         =========
Net interest rate spread.............                              2.87%                            2.50%
                                                                =======                          =======
Net earning assets...................   $  10,548                         $  10,830
                                        =========                         =========
Net yield on average
 interest-earning assets.............                              3.51%                            3.20%
                                                                =======                          =======
Average interest-earning assets to
 average interest-bearing liabilities                    1.39x                            1.147x
                                                    =========                         =========

                                              Year Ended June 30,
                                       -------------------------------
                                                     1998
                                       -------------------------------
                                        Average    Interest
                                       utstanding   Earned/    Yield/
                                        Balance      Paid      Rate
                                       ----------  ---------  -------
                                           (Dollars in Thousands)
Interest-Earning Assets:
 Interest-earning bank accounts .....  $   7,881   $     380     4.82%

 Certificates of deposit invested in
   other institutions ...............      2,553         148     5.80
 Investment and other securities ....      3,321         241     7.26
 Loans receivable(1) ................     68,195       5,989     8.78
 FHLB stock .........................        950          65     6.84
                                       ---------   ---------  -------
  Total interest-earning assets(1) ..  $  82,900   $   6,823     8.23
                                       =========   ---------  -------
Interest-Bearing Liabilities:
  Passbook accounts .................      3,889         107     2.75
  NOW accounts ......................      1,901          25     1.32
  Money market accounts .............      3,654         132     3.61
  Certificates of deposit ...........     43,436       2,624     6.04
  FHLB advances .....................     18,992       1,155     6.08
  Effect of capitalized interest ....         --          --       --
                                       ---------   ---------  -------
  Total interest-bearing liabilities   $  71,872       4,043     5.63
                                       =========   ---------  -------
Net interest income .................              $   2,780
                                                   =========
Net interest rate spread.............                            2.60%
                                                              =======
Net earning assets...................  $  11,028
                                       =========
Net yield on average
 interest-earning assets.............                            3.35%
                                                              =======
Average interest-earning assets to
 average interest-bearing liabilities                  1.153x
                                                   =========

----------

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Rate/Volume Analysis

      The following schedule presents the dollar amount of changes in interest income and interest or decrease expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in average outstanding balances and that due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

                                                          Year Ended June 30,             Year Ended June 30,
                                                    ----------------------------------------------------------------
                                                             2000 v. 1999                     1999 v. 1998
                                                    ------------------------------  ------------------------------
                                                       Increase                         Increase
                                                      (Decrease)                       (Decrease)
                                                        Due to                           Due to
                                                    ---------------       Total     ----------------      Total
                                                                         Increase                        Increase
                                                    Volume     Rate     (Decrease)  Volume      Rate    (Decrease)
                                                    ------     ----     ----------  ------      ----    ----------
                                                                          (Dollars in Thousands)
Interest-earning assets:
 Interest-earning bank accounts .................   $(299)     $ (17)     $(316)     $  85      $  (6)     $  79
Certificates of deposit invested in other
  institutions ..................................     (37)         5        (32)       (71)         1        (70)
Investments and other securities ................       6          3          9        (70)       (34)      (104)
Loans receivable ................................     770       (113)       657        148       (186)       (38)
FHLB stock ......................................       6          1          7         10         (4)         6
                                                    -----      -----      -----      -----      -----      -----
Total interest-earning assets ...................   $ 446      $(121)     $ 325      $ 102      $(229)     $(127)
                                                    =====      =====                 =====      =====      =====

Interest-bearing liabilities:
Passbook accounts ...............................      (1)         1         --         (9)        (1)       (10)
NOW accounts ....................................       4          4          8          6          3          9
Money market accounts ...........................      14         --         14         28         --         28
Certificates of deposit .........................     (53)       (92)      (145)        46        (73)       (27)
FHLB advances ...................................     163         (6)       157         (4)       (39)       (43)
                                                    -----      -----      -----      -----      -----      -----
Total interest-bearing liabilities ..............   $ 127      $ (93)     $  34      $  67      $(110)     $ (43)
                                                    =====      =====      =====      =====      =====      =====

Net interest income, before effect of capitalized
  interest ......................................                         $ 291                            $ (84)
                                                                                                           =====
Effect of capitalized interest ..................                            49
                                                                          -----
Net interest income .............................                         $ 340                            $ (84)
                                                                          =====                            =====

Interest Rate Spread

      The Company's results of operations are determined primarily by net interest income and, to a lesser extent, fee income, miscellaneous income and operating expenses. Net interest income is determined by the interest rate spread between the yields earned on its interest-earning assets and the rates paid on interest-bearing liabilities and by the relative amounts of interest-earning assets and interest-bearing liabilities.

      The following table sets forth the weighted average effective interest rate earned by the Company on its loan and investment portfolios, the weighted average effective cost of the Company's deposits and borrowings, the interest rate spread of the Company and the net yield on weighted average interest-earning assets at year end.

                                                                             At June 30,
                                                                 ---------------------------------
                                                                    2000        1999        1998
                                                                 ---------   ---------   ---------
Weighted average yield on:
 Loans receivable ...........................................       8.35%       8.25%      8.477%
 Interest-earning bank accounts .............................       5.90        5.49       5.49
 Certificates of deposit invested in other institutions .....       6.35        6.54       6.07
 Investments and other securities ...........................       4.89        5.33       6.71
 FHLB stock .................................................       6.86        6.25       6.75
   Combined weighted average yield on interest-earning assets       8.17        7.84       8.028
Weighted average rate paid on:
 Passbook accounts ..........................................       2.83        2.83       2.827
 NOW accounts ...............................................       1.52        1.60       1.422
 Money market accounts ......................................       3.30        3.29       3.291
 Certificates of deposit ....................................       6.12        5.62       6.100
 FHLB advances ..............................................       6.31        5.70       5.983
   Combined weighted average rate paid on interest-bearing
      liabilities ...........................................       5.75        5.23       5.621
Spread ......................................................       2.42        2.62       2.407

Liquidity and Capital Resources

      The OTS requires minimum levels of liquid assets. OTS regulations presently require the Association to maintain an average daily balance of liquid assets (United State Treasury, federal agency, and other investments having maturities of five years or less) equal to at least 5.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Association may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Association's regulatory liquidity at June 30, 2000 was 6.7%. In addition to the regulatory liquidity requirement, the Association is required to maintain short-term liquid assets, as defined, equal to 1.0% of the average sum of net withdrawal deposits and other liabilities, as defined. The Association's short-term liquidity ratio at June 30, 2000 was 6.7%.

      The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans and interest earned on certificates of deposits in other institutions. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

      The primary financing activity of the Company during the fiscal year ended June 30, 2000 has been advances from the Federal Home Loan Bank. The net increase in advances from FHLB was $10.4 million during fiscal year 2000.

      Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits and (iv) the objectives of its asset/liability management program.

Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Company requires additional funds beyond its internal ability to generate, it has additional borrowing capacity with the FHLB of Des Moines.

      The Company anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2000, the Company had outstanding commitments to extend credit which amounted to $5.3 million. The Company is not aware of any trends, events or uncertainties which will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

      Certificates of deposit scheduled to mature in one year or less at June 30, 2000, totaled approximately $25.4 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Association. There can be no assurance, however, that the Association can retain all such deposits. At June 30, 2000, the Association had $29.3 million in advances from the FHLB of Des Moines outstanding.

      As a savings and loan holding company of a federal stock savings and loan association, the Company's capital currently consists of stockholders' equity including retained earnings. At June 30, 2000, the Company's stockholders' equity totaled $16.6 million, or 16.5% of assets.

      At June 30, 2000, the Association had tangible and core capital of $8.2 million, or 8.79% of adjusted total assets, respectively, which was approximately $6.8 million and $4.5 million above the minimum requirements of 1.5% and 4.0% respectively, of the adjusted total assets in effect on that date. On June 30, 2000, the Association had risk-based capital of $8.5 million (including $8.2 million in core capital), or 13.49% of risk-weighted assets of $62.6 million. This amount was $3.4 million above the 8% requirement in effect on that date.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Impact of New Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be net to qualify for hedge accounting.

      The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

Item 7. Financial Statements

                         STATEFED FINANCIAL CORPORATION

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                                  JUNE 30, 2000

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
StateFed Financial Corporation
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of StateFed Financial Corporation and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of StateFed Financial Corporation and its subsidiary as of June 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

McGowen, Hurst, Clark & Smith, P.C.


Des Moines, Iowa
August 11, 2000

                         STATEFED FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,
                                                                         -----------------------------
                                                                              2000            1999
                                                                         -------------    ------------
ASSETS
     Cash and cash equivalents
         Non-interest bearing                                            $     281,585    $    268,876
         Interest bearing                                                    2,195,909       8,212,340
                                                                         -------------    ------------
                                                                             2,477,494       8,481,216
     Investments in certificates of deposit                                    495,692         884,300
     Investment securities available-for-sale                                2,231,274       1,944,374
     Loans receivable, net                                                  86,572,585      72,330,884
     Real estate held for investment, net                                    2,175,785       2,210,027
     Property acquired in settlement of loans                                1,337,847       1,133,517
     Office property and equipment, net                                      2,965,659       1,623,465
     Federal Home Loan Bank stock, at cost                                   1,464,600       1,147,600
     Accrued interest receivable                                               573,293         536,028
     Other assets                                                              390,550         532,297
                                                                         -------------    ------------

            Total Assets                                                 $ 100,684,779    $ 90,823,708
                                                                         =============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits                                                            $  53,648,118    $ 54,713,072
     Advances from the Federal Home Loan Bank                               29,283,906      18,877,047
     Advances from borrowers for taxes and insurance                           353,743         337,371
     Accrued interest payable                                                  140,243         133,773
     Income taxes
         Current                                                               197,992         127,643
         Deferred                                                               99,000         197,000
     Accounts payable and other liabilities                                    198,689         200,123
     Dividends payable                                                         113,220         114,300
                                                                         -------------    ------------
            Total Liabilities                                               84,034,911      74,700,329

     Stockholders' equity
         Preferred stock, $.01 par value, 500,000 shares authorized,
           none issued                                                              --              --
         Common stock, $.01 par value, 2,000,000 shares authorized
           1,780,972 shares issued with 1,509,600 (2000) and 1,519,004
           (1999) shares outstanding                                            17,810          17,810
         Additional paid-in capital                                          8,546,501       8,517,658
         Retained earnings - substantially restricted                       10,778,818      10,090,384
         Less treasury stock (271,372 and 261,968 shares, at cost)          (2,362,921)     (2,234,986)
         Less common stock acquired by employee stock
           ownership plan                                                     (205,761)       (271,290)
         Accumulated other comprehensive income (loss) --
          net unrealized gains (losses) on available-for-sale
          securities net of related tax effects                               (124,579)          3,803
                                                                         -------------    ------------
            Total Stockholders' Equity                                      16,649,868      16,123,379
                                                                         -------------    ------------

            Total Liabilities and Stockholders' Equity                   $ 100,684,779    $ 90,823,708
                                                                         =============    ============

   The accompanying notes are an integral part of these financial statements.

                         STATEFED FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Year ended June 30,
                                                ------------------------------------
                                                   2000         1999         1998
                                                ----------   ----------   ----------
INTEREST INCOME
     Loans receivable interest                  $6,608,263   $5,950,625   $5,987,884
     Investment securities and other interest      413,313      744,777      834,682
                                                ----------   ----------   ----------
                                                 7,021,576    6,695,402    6,822,566
INTEREST EXPENSE
     Deposits                                    2,731,412    2,888,006    2,887,066
     Advances from the Federal Home Loan Bank    1,254,358    1,111,563    1,155,461
                                                ----------   ----------   ----------
                                                 3,985,770    3,999,569    4,042,527
                                                ----------   ----------   ----------

         NET INTEREST INCOME                     3,035,806    2,695,833    2,780,039

PROVISION FOR LOAN LOSSES                           36,000       36,000       52,000
                                                ----------   ----------   ----------

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES             2,999,806    2,659,833    2,728,039

NON-INTEREST INCOME
     Investment real estate operations             524,514      565,503      440,718
     Other                                         159,573      207,648      160,119
                                                ----------   ----------   ----------
                                                   684,087      773,151      600,837
NON-INTEREST EXPENSE
     Salaries and employee benefits              1,032,790      916,692      930,892
     Investment real estate operations             312,090      328,904      267,824
     Occupancy expenses                            162,779      160,202      132,669
     Federal deposit insurance premiums             49,887       60,023       57,800
     Data processing services                      107,328      111,459       99,239
     Advertising                                    38,379       33,639       33,327
     Other                                         303,029      314,875      299,386
                                                ----------   ----------   ----------
                                                 2,006,282    1,925,794    1,821,137
                                                ----------   ----------   ----------
         INCOME BEFORE PROVISION
           FOR INCOME TAXES                      1,677,611    1,507,190    1,507,739

PROVISION FOR INCOME TAXES                         536,860      488,900      490,460
                                                ----------   ----------   ----------

         NET INCOME                             $1,140,751   $1,018,290   $1,017,279
                                                ==========   ==========   ==========

Basic earnings per share                        $     0.78   $     0.68   $     0.68
                                                ==========   ==========   ==========
Diluted earnings per share                      $     0.76   $     0.67   $     0.66
                                                ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 Year ended June 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net income                                            $ 1,140,751    $ 1,018,290    $ 1,017,279

Other comprehensive income, net of tax effects:

    Unrealized holding gains (losses) on securities
      arising during period                              (129,682)      (147,153)        64,341

    Reclassification adjustment - realized gains
      (losses) on securities during the period              1,300         31,028         (1,875)
                                                      -----------    -----------    -----------

       Net change in other comprehensive income          (128,382)      (116,125)        62,466
                                                      -----------    -----------    -----------

Comprehensive income                                  $ 1,012,369    $   902,165    $ 1,079,745
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         STATEFED FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       Years ended June 30, 2000, 1999, and 1998
                                                    --------------------------------------------------------------------------------
                                                                                                               Common       Common
                                                                Additional                                     Stock         Stock
                                                     Common       Paid-in      Retained        Treasury       Acquired      Acquired
                                                      Stock       Capital      Earnings          Stock         By ESOP       By RRP
                                                    --------------------------------------------------------------------------------
Balance at June 30, 1997                            $ 17,810   $ 8,389,952   $  8,752,218    $ (1,560,859)   $ (413,940)   $ (9,636)

    Net income for the year                                                     1,017,279
    Dividends declared                                                           (312,187)
    ESOP common stock released for
      allocation                                                   118,559                                       72,670
    Amortization of RRP contributions                                                                                         9,636
    Treasury stock acquired - 10,000 shares                                                      (184,375)
    Treasury stock reissued to fund stock options
      exercised - 13,446 shares                                    (34,306)                       101,537
    Change in unrealized gains (losses)
      on available-for-sale securities, net of
      related tax effects
                                                    --------------------------------------------------------------------------------
Balance at June 30, 1998                              17,810     8,474,205      9,457,310      (1,643,697)     (341,270)         --

    Net income for the year                                                     1,018,290
    Dividends declared                                                           (385,216)
    ESOP common stock released for
      allocation                                                    81,292                                       69,980
    Treasury stock acquired - 59,000 shares                                                      (689,688)
    Treasury stock reissued to fund stock options
      exercised - 12,112 shares                                    (37,839)                        98,399
    Change in unrealized gains (losses)
      on available-for-sale securities, net of
      related tax effects
                                                    --------------------------------------------------------------------------------
Balance at June 30, 1999                              17,810     8,517,658     10,090,384      (2,234,986)     (271,290)         --

    Net income for the year                                                     1,140,751
    Dividends declared                                                           (452,317)
    ESOP common stock released for
      allocation                                                    60,240                                       65,529
    Treasury stock acquired - 18,000 shares                                                      (202,313)
    Treasury stock reissued to fund stock options
      exercised - 8,596 shares                                     (31,397)                        74,378
    Change in unrealized gains (losses)
      on available-for-sale securities, net of
      related tax effects
                                                    --------------------------------------------------------------------------------
Balance at June 30, 2000                            $ 17,810   $ 8,546,501   $ 10,778,818    $ (2,362,921)   $ (205,761)   $     --
                                                    ================================================================================

                                                     Years ended June 30, 2000, 1999, and 1998
                                                     -----------------------------------------
                                                      Accumulated Other             Total
                                                        Comprehensive            Stockholders'
                                                        Income (Loss)               Equity
                                                     -----------------------------------------
Balance at June 30, 1997                                 $   57,462             $ 15,233,007

    Net income for the year                                                        1,017,279
    Dividends declared                                                              (312,187)
    ESOP common stock released for
      allocation                                                                     191,229
    Amortization of RRP contributions                                                  9,636
    Treasury stock acquired - 10,000 shares                                         (184,375)
    Treasury stock reissued to fund stock options
      exercised - 13,446 shares                                                       67,231
    Change in unrealized gains (losses)
      on available-for-sale securities, net of
      related tax effects                                    62,466                   62,466
                                                     -----------------------------------------

Balance at June 30, 1998                                    119,928               16,084,286

    Net income for the year                                                        1,018,290
    Dividends declared                                                              (385,216)
    ESOP common stock released for
      allocation                                                                     151,272
    Treasury stock acquired - 59,000 shares                                         (689,688)
    Treasury stock reissued to fund stock options
      exercised - 12,112 shares                                                       60,560
    Change in unrealized gains (losses)
      on available-for-sale securities, net of
      related tax effects                                  (116,125)                (116,125)
                                                     -----------------------------------------

Balance at June 30, 1999                                      3,803               16,123,379

    Net income for the year                                                        1,140,751
    Dividends declared                                                              (452,317)
    ESOP common stock released for
      allocation                                                                     125,769
    Treasury stock acquired - 18,000 shares                                         (202,313)
    Treasury stock reissued to fund stock options
      exercised - 8,596 shares                                                        42,981
    Change in unrealized gains (losses)
      on available-for-sale securities, net of
      related tax effects                                  (128,382)                (128,382)
                                                     -----------------------------------------

Balance at June 30, 2000                                 $ (124,579)            $ 16,649,868
                                                     =========================================

   The accompanying notes are an integral part of these financial statements.

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year ended June 30,
                                                                            -------------------------------------------
                                                                                2000           1999             1998
                                                                            ------------    -----------    ------------
Cash flows from operating activities
     Net income                                                             $  1,140,751    $ 1,018,290    $  1,017,279
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation                                                            167,385        160,449         102,612
         Gain on sale of real estate                                             (50,094)       (53,835)        (44,017)
         Amortization of ESOP and RRP contributions                              125,770        151,271         200,865
         Realized (gains) losses on sale of available-for-sale securities         (1,940)       (52,602)          1,875
         Deferred loan fees                                                       35,970         (9,635)        (32,165)
         Provision for losses on loans                                            36,000         36,000          52,000
         Deferred income taxes                                                   (21,293)        13,000          11,000
         Other                                                                    13,134         18,607         (45,143)
         Change in:
             Accrued interest receivable                                         (37,265)         6,218          25,232
             Other assets                                                         61,759         22,959          (3,900)
             Accrued interest payable                                              6,470           (478)          5,370
             Current income tax liability                                         70,349        108,624         (10,308)
             Accounts payable and other liabilities                                1,634        (95,177)         89,575
                                                                            ------------    -----------    ------------
             Net cash provided by operating activities                         1,548,630      1,323,691       1,370,275

Cash flows from investing activities
     Investment in certificates of deposits                                      (99,000)      (198,000)        (99,000)
     Maturity of investments in certificates of deposit                          487,000        792,046       3,052,000
     Proceeds from sale or maturity of available-for-sale
       investment securities                                                     703,660      1,124,853       1,650,000
     Purchase of available-for-sale investment securities                     (1,194,123)      (420,259)       (771,984)
     (Purchase) redemption of FHLB stock                                        (317,000)      (198,600)          1,000
     Net increase in loans outstanding                                       (13,953,559)    (3,199,516)     (1,435,034)
     Investment in real estate held for investment                               (36,555)       (55,472)       (359,497)
     Investment in real estate held for development                               79,987         (4,731)        (36,386)
     Proceeds from sales of real estate                                           65,500         13,000              --
     Investment in property acquired in settlement of loans                     (595,028)          (840)        (55,321)
     Purchases of equipment and construction of office property               (1,438,782)      (112,134)       (216,738)
                                                                            ------------    -----------    ------------
             Net cash flows provided (used) by investing activities          (16,297,900)    (2,259,653)      1,729,040

Cash flows from financing activities
     Net increase (decrease) in deposits                                      (1,064,954)     1,041,271       3,325,888
     Advances from Federal Home Loan Bank                                     10,500,000      6,000,000      14,000,000
     Repayment of Federal Home Loan Bank advances                                (93,141)    (6,087,843)    (14,035,110)
     Net increase (decrease) in advances from borrowers                           16,372         (3,315)       (149,367)
     Proceeds from stock options exercised                                        42,981         60,560          67,231
     Dividends paid                                                             (453,397)      (349,211)       (312,264)
     Treasury stock purchased                                                   (202,313)      (689,688)       (184,375)
                                                                            ------------    -----------    ------------
             Net cash flows provided (used) by financing activities            8,745,548        (28,226)      2,712,003
                                                                            ------------    -----------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                           (6,003,722)      (964,188)      5,811,318

CASH AND CASH EQUIVALENTS, beginning of year                                   8,481,216      9,445,404       3,634,086
                                                                            ------------    -----------    ------------

     CASH AND CASH EQUIVALENTS, end of year                                 $  2,477,494    $ 8,481,216    $  9,445,404
                                                                            ============    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - StateFed Financial Corporation (the Company), organized under the laws of the State of Delaware, is a thrift holding company. The Company owns 100% of the outstanding capital stock of State Federal Savings and Loan Association (the Association). Its primary business activity is the operation of the Association.

      The Association provides a full range of banking services to individual and corporate customers from its two offices located in Des Moines, Iowa. The Association's wholly-owned subsidiary, State Service Corporation, owns and operates residential apartment units.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of StateFed Financial Corporation, State Federal Savings and Loan Association and its wholly-owned subsidiary, State Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

      Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of assets acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and the valuation of assets acquired by foreclosure, management obtains independent appraisals for significant properties.

      Management believes that the allowances for losses on loans and valuations of assets acquired by foreclosure are adequate and appropriate. While management uses available information to recognize losses on loans and assets acquired by foreclosure, future loss may be accruable based on changes in economic conditions, particularly the economic conditions of central Iowa. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and valuations of assets acquired by foreclosure. Such agencies may require the Company to recognize additional losses based on their judgment of information available to them at the time of their examination.

      INVESTMENTS IN CERTIFICATES OF DEPOSIT - The Company invests in certificates of deposit issued by other federally insured financial institutions located throughout the United States. The Company limits its investments in certificates to $100,000 per financial institution. The investments in certificates of deposit are carried at cost. Brokerage or other fees paid to acquire the certificates are capitalized and amortized against interest income, using the interest method, over the term of the certificate.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      INVESTMENT AND OTHER SECURITIES - Investments in debt securities which management has the intent and the Company has the ability to hold to maturity are carried at cost, adjusted for purchase premiums or discounts. Purchase premiums or discounts are amortized through interest income using the interest method over the period to maturity.

      Debt securities to be held for indefinite periods of time, including debt securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available-for-sale and recorded at fair value. Equity securities are also carried at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount as a separate component of stockholders' equity.

      The Association, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Des Moines (FHLB). The stock is recorded at cost, which represents anticipated redemption value.

      Gains and losses on the sale of investment securities are determined using the specific identification method.

      LOANS RECEIVABLE - Loans receivable are stated at unpaid principal balances, less an allowance for loan losses, deferred loan origination fees, and discounts. The Company has both the intent and the ability to hold loans receivable to maturity.

      A valuation allowance is provided for estimated losses on loans when a probable and reasonably estimable loss or decline in value occurs. Loans are reviewed periodically to determine potential problems at an early date. The Company's experience has shown that foreclosures on loans can result in some loss. Therefore, in addition to an allowance for specific loans, the Company makes a provision for losses based in part on experience and part on prevailing market conditions. Additions to allowances are charged to earnings.

      Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

      The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in multi-family and nonresidential loans, and their evaluation of impairment thereof, such loans are collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

      It is the Company's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time. The Company had no investment in impaired loans at June 30, 2000 and 1999.

      The Company defers loan fees (net of direct loan origination costs) received in the origination process, and recognizes those fees over the contractual life of the related loan as a yield adjustment.

      PROPERTY ACQUIRED IN SETTLEMENT OF LOANS - Property acquired in the settlement of loans, or where the loan is in-substance foreclosed, is initially recorded at the lower of fair value (less estimated costs to sell the real estate) at the date of foreclosure, or the loan balance. Costs relating to improvement of the property are capitalized, whereas costs relating to the holding of the property are expensed. Valuation allowances are established and adjusted periodically by management if the carrying value of the property exceeds its fair value, less estimated costs to sell the property.

      OFFICE PROPERTY AND EQUIPMENT - Property and equipment acquired by the Company is recorded at cost. Depreciation is provided using straight-line or accelerated methods over the estimated useful lives of the related assets.

      FINANCIAL INSTRUMENTS - The Company does not participate in interest-rate exchange agreements, hedging or other similar financial instruments.

      ADVERTISING COSTS - Advertising costs are expensed as incurred.

      INCOME TAXES - The Company provides for deferred income taxes using an asset-and-liability method of accounting for income taxes. Under the asset-and-liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

      The Company and its subsidiary file a consolidated federal income tax return and separate state income tax returns.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      EARNINGS PER SHARE - Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released.
      Weighted-average common shares outstanding totaled 1,462,969, 1,488,072 and 1,487,881 for the years ended June 30, 2000, 1999, and 1998, respectively.

      Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share totaled 1,493,237, 1,531,094 and 1,545,208 for the years ended June 30,
      2000, 1999, and 1998, respectively.

      FINANCIAL STATEMENT PRESENTATION - Certain items in prior year financial statements have been reclassified to conform to the 2000 presentation.

NOTE B - STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less, when purchased, to be cash equivalents. The Company had cash deposits of approximately $2,250,000 at the Federal Home Loan Bank of Des Moines at June 30, 2000.

                                                              Year Ended June 30,
                                                      ------------------------------------
                                                         2000         1999         1998
                                                      ----------   ----------   ----------
Supplemental Disclosures of Cash Flow Information
 Income taxes paid                                    $  487,804   $  380,276   $  489,300
                                                      ==========   ==========   ==========
 Interest paid on deposits and FHLB advances
   (includes interest credited to deposit accounts)   $4,028,474   $4,000,047   $4,046,000
                                                      ==========   ==========   ==========

      Noncash Investing and Financing Activities

      Property acquired through foreclosure totaled $74,087, $41,937 and $1,150,000 during fiscal years 2000, 1999, and 1998, respectively. The Company also financed $424,000, $219,900 and $730,000 of loans for borrowers to purchase real estate owned by the Company during fiscal years 2000, 1999, and 1998, respectively.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INVESTMENTS IN CERTIFICATES OF DEPOSIT

      The Company invests in certificates of deposit issued by other financial institutions, up to a maximum of $100,000 per institution. Following is a summary of the future maturities of the certificates at June 30, 2000:

                                                  Interest
                                                    Rate            Amount
                                             -------------------------------
       Mature during fiscal year:
          2001                                  5.40% - 5.74%     $ 198,000
          2002                                  6.85% - 7.00%       198,000
          2005                                      6.75%            99,000
                                                                  ---------
                                                                    495,000
       Unamortized broker fees                                          692
                                                                  ---------
                                                                  $ 495,692
                                                                  =========

      Following is a summary of certificates by interest rate range:

                                          June 30,
                                    -------------------
                                       2000      1999
                                    -------------------
       Interest rates:
          5.00% - 5.99%             $198,000   $297,000
          6.00% - 6.99%              198,000    297,000
          7.00% - 7.99%               99,000    289,000
                                    -------------------
                                     495,000    883,000
          Unamortized broker fees        692      1,300
                                    -------------------
                                    $495,692   $884,300
                                    ===================

NOTE D - INVESTMENT SECURITIES

      Following is a summary of investment securities (all securities are classified as available-for-sale):

                                                             Gross       Gross
                                              Amortized    Unrealized  Unrealized         Fair
                                                Cost         Gains       Losses          Value
                                             -----------  -----------  -----------    -----------
          June 30, 2000:
             U.S. government and agency
               debt securities               $   450,000  $        --  $    (4,202)   $   445,798
             Municipal bonds                     101,440           --       (1,447)        99,992
             Equity securities                 1,879,160           --     (193,677)     1,685,484
                                             -----------  -----------  -----------    -----------
                                             $ 2,430,600  $        --  $  (199,326)   $ 2,231,274
                                             ===========  ===========  ===========    ===========
          June 30, 1999:
             U.S. government and agency
               debt securities               $   400,280  $     5,576  $        --    $   405,856
             Municipal bonds                     101,574           --       (1,582)        99,992
             Equity securities                 1,436,757       31,250      (29,481)     1,438,526
                                             -----------  -----------  -----------    -----------
                                             $ 1,938,611  $    36,826  $   (31,063)   $ 1,944,374
                                             ===========  ===========  ===========    ===========

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INVESTMENT SECURITIES - Continued

      The contractual maturities of debt securities are shown below. Actual maturities are expected to differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Weighted
                                        Average  Amortized    Fair
                                         Yield     Cost       Value
                                      ------------------------------
Due in one year or less                    -- %  $     --   $     --
Due after one year through five years      -- %        --         --
Due after five years through ten years   7.76%    450,000    445,798
Due after ten years                      4.81%    101,440     99,992
                                                 -------------------
                                           --    $551,440   $545,790
                                                 ===================

      The Company had realized gains (losses) on the sale of investment securities totaling $1,940, $52,602, and ($1,875) during fiscal years 2000, 1999, and 1998, respectively. Proceeds from the sale of available-for-sale equity securities totaled $3,660 for 2000 and $113,643 during 1999.

      Following is a summary of investment income:

                                              Year Ended June 30,
                                        ------------------------------
                                           2000       1999      1998
                                        ------------------------------
U.S. government and agency securities   $ 46,452   $ 69,179   $162,065
Municipal bonds                            4,865      4,596         --
Certificates of deposit                   46,302     78,061    147,984
FHLB stock dividends                      78,156     71,213     64,725
Interest-bearing cash accounts           143,492    459,334    380,462
Equity securities dividends               94,046     62,394     79,446
                                        ------------------------------
                                        $413,313   $744,777   $834,682
                                        ==============================

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LOANS RECEIVABLE, NET

      Following is a summary of loans receivable:

                                                                  June 30,
                                                        ----------------------------
                                                             2000            1999
                                                        ----------------------------
Real estate mortgage loans:
   Secured by one-to-four family residences             $ 54,078,222    $ 46,177,819
   Secured by commercial and multi-family real estate     31,070,668      24,340,169
   Construction loans                                        719,000       2,025,300
                                                        ----------------------------
      Total real estate mortgage loans                    85,867,890      72,543,288

Consumer and other loans                                   1,426,043       1,280,244
                                                        ----------------------------
                                                          87,293,933      73,823,532
Less:
   Allowance for loan losses                                (258,801)       (242,129)
   Undisbursed portion of mortgage loans                    (141,582)       (963,043)
   Unamortized balance on purchased loan premiums
      (discounts)                                                439          (2,041)
   Deferred loan fees                                       (321,404)       (285,435)
                                                        ----------------------------

      Loans receivable, net                             $ 86,572,585    $ 72,330,884
                                                        ============================

      A significant portion of loans receivable consist of first mortgage loans issued to finance purchases of real estate, principally one-to-four family residences. The real estate is located primarily in the greater Des Moines area. There is no significant concentration of credit risk to specific industries.

      Commercial and multi-family real estate loans include participating interests in loans purchased by the Company. Participation loans purchased totaled approximately $12,000,000 and $5,700,000 at June 30, 2000 and 1999, respectively. A significant portion of these participation loans are secured by real estate located outside of Iowa.

      The economic condition of the Company's market area can affect its borrowers' ability to repay their loans. The Company has no significant restructured troubled debt.

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments primarily include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.

      The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LOANS RECEIVABLE, NET - Continued

      At June 30, 2000, the Company had outstanding commitments to fund real estate loans of $5,258,219. The commitments were primarily for adjustable interest rate commercial real estate loans on real estate located across the Midwest.

      Loan commitments are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held is primarily residential and commercial real estate, but may include autos, consumer goods and other assets.

      Loan customers of the Company include certain executive officers, employees, members of the board of directors, and their related interests. All loans to this group were made in the ordinary course of business at prevailing terms and conditions. Such loans at June 30, 2000 and 1999 amounted to $2,070,000 and $1,935,000, respectively. During the year ended June 30, 2000, there were new loans to this group totaling $445,000 and repayments totaling $310,000.

      The Company serviced participation loans with outstanding balances totaling $2,385,312 and $2,448,260 at June 30, 2000 and 1999 respectively. The Company's portion of these loans totaled $1,415,921 and $1,456,250 at June 30, 2000 and 1999, respectively.

      The Company did not sell any portion of its loan portfolio, or loans originated, during the years ended June 30, 2000 and 1999.

      Activity in the allowance for loan losses is summarized as follows:

                                         Year Ended June 30,
                                 ---------------------------------
                                    2000        1999        1998
                                 ---------------------------------
Balance at beginning of year     $ 242,129    $206,129   $ 221,355
   Provision charged to income      36,000      36,000      52,000
   Charge-offs                     (19,328)         --     (67,226)
                                 ---------------------------------

Balance at end of year           $ 258,801    $242,129   $ 206,129
                                 =================================

      Non-accrual loans totaled $717,000 at June 30, 2000. Loan interest income for the year ended June 30, 2000 would have increased by $34,300 if interest income had been accrued on these past-due loans. There were no significant non-accrual loans as of June 30, 1999 and 1998.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LOANS RECEIVABLE, NET - Continued

      As of June 30, 2000, the Company had a net investment of $86,572,585 in loans receivable. These loans possess an inherent credit risk given the uncertainty regarding the borrower's compliance with the terms of the loan agreement. To reduce credit risk, the loans are secured by varying forms of collateral, including first mortgages on real estate, liens on personal property, savings accounts, etc. It is generally Company policy to file liens on titled property taken as collateral on loans, such as real estate and autos. In the event of default, the Company's policy is to foreclose or repossess collateral on which it has filed liens.

      In the event that any borrower completely failed to comply with the terms of the loan agreement and the related collateral proved worthless, the Company would incur a loss equal to the loan balance.

NOTE F - REAL ESTATE HELD FOR INVESTMENT

      The Company owns and operates a sixty-unit apartment complex and a twenty-two unit apartment complex located in the Des Moines area. The units rent for $425 to $610 per month under rental agreements which do not exceed one year.

      Following is a summary of the Company's investment in these real estate projects:

                                         June 30,
                                --------------------------
                                    2000           1999
                                --------------------------
Rental real estate, at cost     $ 2,750,089    $ 2,713,535
Less accumulated depreciation      (574,304)      (503,508)
                                --------------------------

                                $ 2,175,785    $ 2,210,027
                                ==========================

NOTE G - PROPERTY ACQUIRED IN SETTLEMENT OF LOANS

      The Company held one property acquired in the settlement of loans at June 30, 2000. The commercial building property has a carrying value of $1,337,847. Management believes the carrying value of the property does not exceed the fair value of the property, net of anticipated selling costs.

      No gains or losses were recognized from adjusting the carrying value of property acquired in settlement of loans to fair value during 2000, 1999, or 1998.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - OFFICE PROPERTY AND EQUIPMENT

      Following is a summary of office property and equipment:

                                                     June 30,
                                            --------------------------
                                                2000           1999
                                            --------------------------
Land                                        $   725,210    $   725,210
Office building                                 471,615        471,615
Furniture, fixtures and equipment               484,486        443,178
Commercial office space under development     1,832,901        435,218
                                            --------------------------
                                              3,514,212      2,075,221
Less accumulated depreciation                  (548,553)      (451,756)
                                            --------------------------

   Office property and equipment, net       $ 2,965,659    $ 1,623,465
                                            ==========================

      The Company leases a portion of one of its office buildings on a month-to-month basis. Aggregate monthly rental receipts total approximately $4,200.

      During 1999, the Company started construction of an office complex on land owned by the Company in Clive, Iowa (a suburb of Des Moines). Approximately 50% of the building will be used for a branch office, with the remaining space to be leased to commercial tenants. Construction is expected to be completed during the fall of 2000 at a total cost of approximately $2,400,000, including land costs. Costs incurred through June 30, 2000 include capitalized interest of $49,174.

NOTE I - ACCRUED INTEREST RECEIVABLE

      Following is a summary of accrued interest receivable:

                                               June 30,
                                         -------------------
                                           2000       1999
                                         -------------------
Investments in certificates of deposit   $  1,661   $  4,317
Investment securities                      11,663      3,972
Loans receivable                          559,969    527,739
                                         -------------------

                                         $573,293   $536,028
                                         ===================

NOTE J - DEPOSITS

      Savings deposit customers are primarily greater Des Moines area individuals and businesses. Deposits with balances in excess of $100,000 totaled $3,478,328 and $3,914,413 at June 30, 2000 and 1999, respectively.
      Non-interest bearing deposit accounts totaled approximately $1,163,500 and $1,120,400 at June 30, 2000 and 1999, respectively.

      Deposit accounts held by members of the board of directors and executive officers totaled $814,739 and $760,524 at June 30, 2000 and 1999, respectively.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - DEPOSITS - Continued

      Following is a summary of savings deposits as of June 30, 2000 and 1999 and interest expense relating to those deposits for the years then ended:

                                                           2000                        1999
                                                -------------------------------------------------------
                                                Outstanding     Interest      Outstanding     Interest
                                                  Balance        Expense        Balance        Expense
                                                -------------------------------------------------------
Demand deposits                                 $ 2,627,441   $     42,442    $ 2,691,500   $    34,312
Savings and money market deposits                 8,025,588        271,419      7,795,011       257,215
Certificates of deposits                         42,995,089      2,458,111     44,226,561     2,598,898
                                                -------------------------------------------------------
                                                $53,648,118      2,771,972    $54,713,072     2,890,425
                                                ===========                   ===========
Less penalties for early withdrawals                                (6,586)                      (2,419)
Less allocation of capitalized
 interest                                                          (33,974)                          --
                                                              ------------                  -----------

                                                              $  2,731,412                  $ 2,888,006
                                                              ============                  ===========

      The scheduled maturities of certificates of deposits are as follows:

     Fiscal year ending June 30:
        2001                                           $  25,380,456
        2002                                               9,061,853
        2003                                               4,220,660
        2004                                               1,892,839
        2005                                               2,439,281
                                                       --------------

                                                        $ 42,995,089
                                                       ==============

NOTE K - ADVANCES FROM FEDERAL HOME LOAN BANK

      Advances from the Federal Home Loan Bank of Des Moines, which are secured by a blanket pledge agreement, including all stock in the FHLB and qualifying first mortgage loans, consisted of the following at June 30, 2000:

            - Fixed rate advance due in monthly principal and interest payments of $16,737 through January 31, 2013. The advance, which bears interest at 5.87%, cannot be prepaid before January 12, 2001. The outstanding balance of the advance was $1,783,906 at June 30, 2000.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - ADVANCES FROM FEDERAL HOME LOAN BANK - Continued

            - The following fixed rate advances, which are subject to prepayment penalties:

                     Maturity Date               Interest Rate         Amount
                ---------------------------------------------------------------
                November 2, 2001                     6.46%            3,000,000
                November 21, 2002                    6.14%            5,000,000
                June 30, 2008 (1)                    5.52%            3,000,000
                September 11, 2008 (2)               4.99%            6,000,000
                                                                   ------------
                                                                   $ 17,000,000
                                                                   ============

                (1) Callable in 2003
                (2) Callable in 2001

            - Fed Funds Advances totaling $10,500,000 at June 30, 2000. The advances mature daily, but renew automatically. Interest adjusts daily, (7.41% at June 30, 2000) based on the FHLB's short-term investment returns.

      Scheduled maturities of the advances are as follows:

                                                                Interest
       Year ending June 30,                      Amount           Rates
                                              ------------------------------
          2001                                $ 13,598,757    5.87% - 7.41%
          2002                                   5,104,713    5.87% - 6.14%
          2003                                     111,028            5.87%
          2004                                     117,723            5.87%
          2005                                     124,833            5.87%
          Thereafter                            10,226,852    4.99% - 5.87%
                                              -------------
                                              $ 29,283,906
                                              =============

      The weighted average interest rate for all advances was 6.31% and 5.70% at June 30, 2000 and 1999, respectively.

NOTE L - INCOME TAXES

      Prior to the year ended June 30, 1997, the savings and loan subsidiary was allowed a special bad debt deduction based on a percentage of taxable income (8%), or on specified experience formulas, subject to certain limitations based on aggregate loan balances at the end of the year. The special bad debt deduction has been repealed for thrift institutions. Legislation also requires thrifts to recapture, over a six-year period, bad debt reserves added since January 1, 1988 (approximately $340,000). Recapture of pre-1988 reserves (approximately $1,353,000) is required only under limited circumstances, such as if a thrift pays dividends in excess of its earnings and profits or liquidates. The recapture is not expected to have a material effect on results of operations as the Company has provided a deferred tax liability for special bad debt deductions since January 1, 1988. The Company, in accordance with SFAS No. 109, has not recorded a deferred tax liability of approximately $510,000 relating to pre-1988 bad debt reserves.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - INCOME TAXES - Continued

      Taxes on income consist of:

                                                    Year Ended June 30,
           ---------------------------------------------------------------------------------------------------
                          2000                               1999                            1998
           ---------------------------------------------------------------------------------------------------
             Federal      State       Total      Federal     State      Total     Federal    State      Total
           ---------------------------------------------------------------------------------------------------
Current    $ 471,639    $ 86,514    $ 558,153    $402,135   $73,765   $475,900   $405,460   $74,000   $479,460
Deferred     (17,993)     (3,300)     (21,293)     10,985     2,015     13,000      9,000     2,000     11,000
           ---------------------------------------------------------------------------------------------------
   Total   $ 453,646    $ 83,214    $ 536,860    $413,120   $75,780   $488,900   $414,460   $76,000   $490,460
           ===================================================================================================

      Taxes on income differ from the "expected" amounts computed by applying the federal income tax rate of 34 percent to income before taxes for the following reasons:

                                               Year Ended June 30,
                                      -----------------------------------
                                         2000          1999         1998
                                      -----------------------------------
Computed "expected" taxes on income   $ 570,400    $ 512,400    $ 512,600
State taxes, net of federal benefit      64,700       58,200       58,200
Low income housing tax credits          (59,000)     (59,000)     (59,000)
Other adjustments                       (39,240)     (22,700)     (21,340)
                                      -----------------------------------

   Provision for income taxes         $ 536,860    $ 488,900    $ 490,460
                                      ===================================

      Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax liability at June 30, 2000 and 1999 were as follows:

                                                                     June 30,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------------------
Federal Home Loan Bank stock (income tax payable when
  Shares received as stock dividends are sold)                $  63,900    $  63,900
Real estate and equipment (depreciation method differences)     123,000      119,200
Compensation agreements (deductible when paid for income
  tax reporting purposes)                                       (15,700)     (15,700)
Loan fees deferred for financial reporting purposes             (22,300)     (23,400)
Allowance for loan losses                                        (5,200)      15,800
Deferred installment sale gains                                  34,000       35,000
Unrealized gains (losses) on investment securities              (74,800)       2,100
Other                                                            (3,900)         100
                                                              ----------------------

   Net deferred income tax liability                          $  99,000    $ 197,000
                                                              ======================

      No valuation allowance was recorded against deferred tax assets at June 30, 2000 or 1999.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYEE BENEFITS

      EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) - The Company has established an ESOP for eligible employees. Employees with at least 1,000 hours of annual service with the Company and who have attained an age of 21 are eligible to participate. The ESOP borrowed $687,700 from the Company to purchase up to 8% of the common stock or 137,540 shares. Collateral for the loan is the common stock purchased by the ESOP. The loan is repaid principally from the Association's discretionary contributions to the ESOP over a period of ten years (through December 31, 2003). The interest rate for the loan is 7%. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Expense of $125,770, $151,300, and $191,200 was recorded relative to the ESOP for the years ended June 30, 2000, 1999, and 1998, respectively.

      Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits generally become 100% vested after five years of credited service. Credit for vesting purposes is given for years of service prior to the effective date of the ESOP (July 1, 1993). Prior to the completion of five years of credited service, a participant who terminates employment for reasons other than death, normal retirement, or disability will not receive any benefit under the ESOP. Forfeitures are reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable in the form of stock or cash upon termination of employment.

      As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP shares were as follows:

                                         June 30,
                                  ----------------------
                                      2000        1999
                                  ----------------------
Allocated shares                     76,378       69,209
Distributions of shares                (581)      (6,593)
Shares released for allocation       13,054       13,762
Unreleased shares                    40,023       53,077
                                  ----------------------
   Total ESOP shares                128,874      129,455
                                  ======================

Fair value of unreleased shares   $ 370,213    $ 583,847
                                  ======================

      STOCK OPTION PLAN - The Company authorized options for 171,924 shares of common stock under the 1993 Stock Option and Incentive Plan (the "Plan"). Officers, directors and employees of the Company and its subsidiaries are eligible to participate in the Plan. The option exercise price must be at least 100% of the market value (as defined in the Plan) of the common stock on the date of the grant, and the option term cannot exceed 10 years. During 1994, the Company's Compensation Committee granted options for 137,540 shares to certain officers, directors and employees, at an exercise price of $5 per share. Stock options vest at a rate of 20% per year. No additional options have been granted since 1994. There are unexercised outstanding stock options for 61,306 shares at June 30, 2000. At June 30, 2000, the weighted average remaining contractual life is 3.5 years for the outstanding unexercised options.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYEE BENEFITS - Continued

      As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that elect to continue to account for stock options using APB Opinion No. 25 are required to make pro-forma disclosure of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. No pro-forma disclosures are presented as no options were granted by the Company during the fiscal years ended June 30, 2000, 1999 and 1998.

      A summary of the status of the Company's stock option plan as of June 30, 2000 and 1999, and the changes during the years ended on those dates is presented below:

                                         Year ended June 30,
                                         ------------------
                                           2000       1999
                                         ------------------
Unexercised options, beginning of year    69,902     82,014
Stock options exercised                   (8,596)   (12,112)
                                         ------------------

   Unexercised options, end of year       61,306     69,902
                                         ==================

      STOCK-BASED COMPENSATION COSTS - Compensation costs related to stock-based compensation plans totaled approximately $9,600 for the year ended June 30, 1998. There were no costs related to stock-based compensation plans during the years ended June 30, 2000 and 1999.

      SIMPLIFIED EMPLOYEE PENSION PLAN - The Company provides a simplified employee pension plan (SEP) to its employees. The plan allows employees over the age of eighteen to make tax-deferred contributions to the SEP. The Company is also allowed to make discretionary contributions to the SEP. No Company discretionary contributions were made to the SEP during fiscal years 2000, 1999 and 1998.

      EMPLOYMENT AGREEMENTS - The Company has entered into certain employment agreements with key officers. Under the terms of the agreements, the employees are entitled to additional compensation in the event of a change in control of the Company and the employees are involuntarily terminated within twelve months of the change in control. A change in control is generally triggered by the acquisition or control of 10% or more of the common stock.

NOTE N - REGULATORY AND CAPITAL MATTERS

      The Association is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on its financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - REGULATORY AND CAPITAL MATTERS - Continued

      The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of four tests, hereinafter described as the tangible equity requirement, the core capital requirement, the risk-based capital requirement and the Tier I risk-based capital requirement. The tangible equity requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets, while the Tier I risk-based capital requirement is core capital equal to at least 4.0% of risk-weighed assets. In computing risk-weighted assets, the Association multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

      Management believes that the Association has met all capital adequacy requirements to which it is subject.

      Following is a summary of the Association's regulatory capital as of June 30, 2000:

                                                                                              To be "well-capitalized"
                                                                        For capital           under prompt corrective
                                                                     adequacy purposes           action provisions
                                                                 -------------------------------------------------------
                                               Actual            Greater than or equal to:   Greater than or equal to:
                                     -----------------------------------------------------------------------------------
                                        Capital        Ratio        Capital        Ratio        Capital        Ratio
                                     -----------------------------------------------------------------------------------
    Tangible equity (1)               $ 8,187,000      8.79%      $ 1,397,000      1.50%           NA           NA
    Core capital (1)                  $ 8,187,000      8.79%      $ 3,726,000      4.00%      $ 4,658,000      5.00%
    Risk-based capital (2)            $ 8,446,000     13.49%      $ 5,007,000      8.00%      $ 6,259,000     10.00%
    Tier I risk-based capital (2)     $ 8,187,000     13.08%      $ 2,504,000      4.00%      $ 3,755,000      6.00%

(1)   - To adjusted total assets
(2)   - To risk-weighted assets

      The Association established a liquidation account when it converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The liquidation account was equal to the Association's net worth as of the date of the consolidated financial statements contained in the final prospectus used to sell the common stock at June 30, 1993. The liquidation account is maintained for the benefit of depositors with deposits as of the March 31, 1993 eligibility record date, who continue to maintain their deposits in the Association after conversion. In the event of a complete liquidation (and only in such an event), each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made with respect to the stockholders. Except for the repurchase of stock and payment of dividends by the Association, the existence of the liquidation account will not restrict the use or application of retained earnings.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - REGULATORY AND CAPITAL MATTERS - Continued

      The Company's management believes that, under the current regulatory capital regulations, the Association will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Association, such as increased interest rates or a downturn in the economy in the Associations' market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

      Under current OTS regulations, a savings institution may make a capital distribution without notice to the OTS, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top categories, is not of supervisory concern, and would remain adequately capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net earnings to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. The OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

      The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in exchange for certain financial instruments.

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at June 30, 2000 and 1999:

      Cash and Amounts Due From Depository Institutions - The carrying amounts of cash and amounts due from depository institutions approximate their fair value.

      Investments in Certificates of Deposits - The fair values disclosed for investments in certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently available on certificates to a schedule of aggregated remaining maturities of the certificates.

      Investment Securities - Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities (Federal Home Loan Bank stock) approximate fair values.

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued

      Loans Receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

      Deposit Liabilities - The fair values disclosed for NOW, money market and passbook savings accounts equal their carrying amounts. Fair values for certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the certificates.

      Advances from the Federal Home Loan Bank - The fair value of the Company's debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

      The estimated fair values of the Company's financial instruments are as follows:

                                                                    June 30, 2000                  June 30, 1999
                                                            --------------------------------------------------------------
                                                                Carrying          Fair          Carrying          Fair
                                                                 Amount          Value           Amount          Value
                                                            --------------------------------------------------------------
     Financial assets
        Cash and cash equivalents                             $ 2,477,494     $ 2,477,494     $ 8,481,216     $ 8,481,216
        Investments in certificates of deposit                    495,692         502,912         884,300         918,969
        Investment securities available-for-sale                2,231,274       2,231,274       1,944,374       1,944,374
        Loans receivable                                       86,572,585      86,202,000      72,330,884      71,719,000
        Federal Home Loan Bank stock                            1,464,600       1,464,600       1,147,600       1,147,600
     Financial liabilities
        Deposits                                               53,648,118      54,081,396      54,713,072      55,423,236
        Advances from Federal Home Loan Bank                   29,283,906      28,933,711      18,877,047      18,266,615

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

      Following are condensed financial statements of the parent company, StateFed Financial Corporation:

                             Condensed Balance Sheet

                                                          June 30
                                                ----------------------------
Assets                                              2000            1999
                                                ------------    ------------
Cash and cash equivalents                       $    326,644    $  3,431,491
Investments in certificates of deposit                    --          95,000
Investment in subsidiary                           9,348,785       7,932,532
Advances to subsidiary                               578,034         645,359
Investment securities                                381,413         407,776
Loans receivable                                   4,276,028       1,254,544
ESOP note receivable subsidiary                      240,695         309,465
Real estate held for investment                    1,221,032       1,690,146
Other assets                                         427,329         520,417
                                                ------------    ------------
                                                $ 16,799,960    $ 16,286,730
                                                ============    ============
Liabilities
Dividends payable                               $    113,220    $    114,300
Other liabilities                                     36,872          49,051
                                                ------------    ------------
                                                     150,092         163,351
Stockholders' equity
Common stock                                          17,810          17,810
Additional paid in capital                         8,546,501       8,517,658
Retained earnings                                 10,778,818      10,090,384
Treasury stock                                    (2,362,921)     (2,234,986)
Less common stock acquired by employee stock
  ownership plan                                    (205,761)       (271,290)
Accumulated other comprehensive income (loss)       (124,579)          3,803
                                                ------------    ------------
                                                  16,649,868      16,123,379
                                                ------------    ------------
                                                $ 16,799,960    $ 16,286,730
                                                ============    ============

                          Condensed Statement of Income

                                                           Year ended June 30,
                                                   -------------------------------------
                                                       2000        1999          1998
                                                   ----------   ----------   -----------
Operating income interest and dividend income      $  411,161   $  353,213   $   255,172
Operating expenses                                    139,426      147,525        93,391
                                                   ----------   ----------   -----------

Income before undistributed income of subsidiary      271,735      205,688       161,781

Equity in undistributed income of subsidiary          914,200      834,113       854,374
                                                   ----------   ----------   -----------

Income before income tax                            1,185,935    1,039,801     1,016,155

Provision (credit) for income tax                      45,184       21,511        (1,124)
                                                   ----------   ----------   -----------

   Net income                                      $1,140,751   $1,018,290   $ 1,017,279
                                                   ==========   ==========   ===========

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Condensed Statement of Cash Flows

NOTE P - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (continued)

                                                                Year ended June 30,
                                                     -----------------------------------------
                                                         2000           1999          1998
                                                     -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                        $ 1,140,751    $ 1,018,290    $ 1,017,279
   Cash dividends received from subsidiary                    --      3,200,000      1,000,000
   Deferred income taxes                                   7,184        (11,000)        11,876
   Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                       38,757         39,261             --
      Gain on sale of investments                         (1,940)       (46,311)            --
      Equity in undistributed income of subsidiary      (914,200)      (834,113)      (854,374)
      Change in other assets                              53,488         14,969         19,131
      Change in other liabilities                        (16,433)        10,133          8,567
                                                     -----------    -----------    -----------
                                                         307,607      3,391,229      1,202,479

Cash flows from investing activities:
   Purchase of investment securities                     (88,123)      (318,559)       (63,559)
   Proceeds from sale of investment securities             3,660        113,644         50,000
   Proceeds from maturing certificates of deposit         94,392        593,158             --
   Proceeds from sale of real estate
     for development                                          --             --        240,000
   Investment in real estate for development              75,735        (47,016)      (390,479)
   Changes in investment in and advances
     to subsidiary                                        67,325             --       (349,068)
   Increase in loans receivable                       (3,021,484)       (86,232)      (340,855)
   Payment received on ESOP debt                          68,770         68,770         68,770
                                                     -----------    -----------    -----------
                                                      (2,799,725)       323,765       (785,191)

Cash flows from financing activities:
   Treasury stock purchased                             (202,313)      (689,688)      (184,375)
   Proceeds from options exercised                        42,981         60,560         67,231
   Dividends paid                                       (453,397)      (349,211)      (312,264)
                                                     -----------    -----------    -----------
                                                        (612,729)      (978,339)      (429,408)
                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                         (3,104,847)     2,736,655        (12,120)

Cash and cash equivalents, beginning of year           3,431,491        694,836        706,956
                                                     -----------    -----------    -----------
   Cash and cash equivalents, end of year            $   326,644    $ 3,431,491    $   694,836
                                                     ===========    ===========    ===========

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

      Information concerning directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits

                                                                       Reference to Prior Filing
S-B Exhibit                                                                or Exhibit Number
   Number                    Document                                       Attached Hereto
------------  ----------------------------------------                ----------------------------
      3(i)   Articles of Incorporation, including                          *
             amendments thereto
      3(ii)  By-Laws                                                       **
      4      Instruments defining the rights of                            *
             security holders, including
             debentures
      9      Voting Trust Agreement                                       None
     10      Executive Compensation Plans and                              *
             Arrangements
             (a)  Employment Contract between:                             *
                  (I)    John F. Golden and the Association
                  (ii)   Andra K. Black and the Association
                  (iii)  Craig Wood and the Association
             (b)  1993 Stock Option and Incentive                          *
                  Plan
             (c)  1993 Management Recognition and                          *
                  Retention Plan
             (d)  Deferred Compensation Agreement                          *
     11      Statement re:  computation of per                            None
             share earnings
     13      Annual Report to Security Holders                            None
     16      Letter re:  change in certifying                             None
             accountants
     18      Letter re:  change in accounting                             None
             principles
     21      Subsidiaries of Registrant                                    21
     22      Published report regarding                                   None
             matters submitted to vote
             of security holders
     23      Consents of Experts and Counsel                               23
     24      Power of Attorney                                        Not required
     27      Financial Data Schedule                                      None
     28      Information from reports                                     None
             furnished to state insurance
             regulatory authorities
     99      Additional Exhibits                                          None

      (b) Reports on Form 8-K

      Current Report filed on May 12, 2000, reflecting quarterly financial information.

----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on September 23, 1993 (File No. 33-69314) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as an Exhibit to the Company's 10-KSB filed on September 28, 1999, and incorporated by reference herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STATEFED FINANCIAL CORPORATION


Date:     September 28, 2000           By: /s/ John F. Golden
      --------------------------           -------------------------------------
                                           John F. Golden
                                           (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


/s/ John F. Golden                     /s/ Craig Wood

JOHN F. GOLDEN                         CRAIG WOOD
Chairman of the Board                  Director and Co-President

Date:     September 28, 2000           Date:       September 28, 2000
      --------------------------           -------------------------------------


/s/ Harry A. Winegar                   /s/ Eugene M. McCormick

HARRY A. WINEGAR                       EUGENE M. MCCORMICK
Director                               Director

Date:     September 28, 2000           Date:       September 28, 2000
      --------------------------           -------------------------------------


/s/ Sidney M. Ramey                    /s/ Kevin J. Kruse

SIDNEY M. RAMEY                        KEVIN J. KRUSE
Director                               Director

Date:     September 28, 2000           Date:       September 28, 2000
      --------------------------           -------------------------------------


/s/ William T. Nassif                  /s/ Andra K. Black

WILLIAM T. NASSIF                      ANDRA K. BLACK
Director                               Director, Co-President, Secretarty and
                                       Chief Financial and Accounting Officer

Date:     September 28, 2000           Date:       September 28, 2000
      --------------------------           -------------------------------------