Form 10QSB
period 2000-09-30
STATEFED FINANCIAL CORP
filed 2000-11-14
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      State the number of Shares outstanding of each of the issuer's classes of common equity, as the latest date:

      As of November 8, 2000, there were 1,526,600 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                   Page No.

      Item 1.     Consolidated Financial Statements:

                  Consolidated Statements of Financial Condition
                  as of September 30, 2000 and June 30, 2000                3

                  Consolidated Statements of Income for
                  the Three Months Ending September 30, 2000
                  and September 30, 1999.                                   4

                  Consolidated Statements of Comprehensive Income for
                  the Three Months Ending September 30, 2000
                  and September 30, 1999                                    5

                  Consolidated Statement of Stockholders'
                  Equity for the Three Months Ending September 30, 2000     6

                  Consolidated Statements of Cash Flows
                  for the Three Months Ending September 30, 2000 and
                  September 30, 1999                                        7

                  Notes to Consolidated Financial Statements                8

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10

PART II.          Other Information                                        14

                  Signatures                                               16

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 2000 and June 30, 2000

                                ASSETS                                 (Unaudited)
                                                                   September 30, 2000   June 30, 2000
Cash and amounts due from depository institutions                    $   1,324,061      $   2,477,494
Investments in certificates of deposit                                     495,568            495,692
Investment securities available for sale                                 1,983,718          2,231,274
Loans receivable, net                                                   89,562,334         86,572,585
Real estate held for investment, net                                     2,160,043          2,175,785
Property acquired in settlement of loans                                 1,334,435          1,337,847
Office property and equipment, net                                       3,368,979          2,965,659
Federal Home Loan Bank stock, at cost                                    1,563,400          1,464,600
Accrued interest receivable                                                611,530            573,293
Other assets                                                               404,173            390,550
                                                                     -------------      -------------
        TOTAL ASSETS                                                 $ 102,808,241      $ 100,684,779
                                                                     =============      =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                             $  53,789,298      $  53,648,118
Advances from Federal Home Loan Bank                                    31,259,756         29,283,906
Advances from borrowers for taxes and insurance                                 --            353,743
Accrued interest payable                                                   151,462            140,243
Dividends payable                                                          113,295            113,220
Income taxes:current and deferred                                          426,367            296,992
Other liabilities                                                          170,511            198,689
                                                                     -------------      -------------

        TOTAL LIABILITIES                                            $  85,910,689      $  84,034,911
                                                                     -------------      -------------

Stockholders' equity:
Common stock                                                         $      17,810      $      17,810
Additional paid-in capital                                               8,556,369          8,546,501
Unearned compensation - restricted stock awards                           (189,926)          (205,761)
Accumulated other comprehensive income-
 unrealized gains (losses) on investments, net of deferred taxes          (122,101)          (124,579)
Treasury stock                                                          (2,354,214)        (2,362,921)
Retained earnings - substantially restricted                            10,989,614         10,778,818
                                                                     -------------      -------------

   TOTAL STOCKHOLDERS' EQUITY                                        $  16,897,552      $  16,649,868
                                                                     -------------      -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 102,808,241      $ 100,684,779
                                                                     =============      =============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ending September 30, 2000 and 1999

                                   (Unaudited)

                                                    ----------        ----------
                                                       2000              1999
                                                    ----------        ----------
Interest Income:
Loans                                               $1,920,884        $1,507,082
Investments                                             61,162            69,812
Other                                                   27,421            86,586
                                                    ----------        ----------
    Total interest income                            2,009,467         1,663,480

Interest Expense:
Deposits                                               675,186           689,939
Borrowings                                             456,291           274,861
                                                    ----------        ----------
    Total interest expense                           1,131,477           964,800

Net interest income                                    877,990           698,680
Provision for loan losses                                9,000             9,000
                                                    ----------        ----------

Net interest income after
  provision for loan losses                            868,990           689,680

Non-interest income:
Real estate operations                                 127,745           136,084
Other                                                   28,760            26,794
                                                    ----------        ----------
    Total non-interest income                          156,505           162,878

Non-interest expense:
Salaries and benefits                                  240,863           241,084
Real estate operations                                  79,879            79,239
Occupancy and equipment                                 37,878            38,327
FDIC premiums and OTS assessments                        9,548            15,196
Data processing                                         28,700            20,048
Other                                                  143,750            92,224
                                                    ----------        ----------
Total non-interest expense                             540,618           486,118
                                                    ----------        ----------

Income before income taxes                             484,877           366,440

Income tax expense                                     160,786           121,240
                                                    ----------        ----------

Net income                                          $  324,091        $  245,200
                                                    ==========        ==========

Basic earnings per share                            $     0.22        $     0.17
Diluted earnings per share                          $     0.22        $     0.16

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the Three Months Ending September 30, 2000 and 1999

                                   (Unaudited)

                                                      ---------       ---------
                                                        2000             1999
                                                      ---------       ---------

Net Income                                            $ 324,091       $ 245,200

Other comprehensive income, net of tax:

      Unrealized holding gains (losses) on
      securities arising during period                $   2,478         (93,656)
                                                      ---------       ---------

Comprehensive income                                  $ 326,569       $ 151,544
                                                      =========       =========

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Three Months Ending September 30, 2000

                                   (Unaudited)
Balance - June 30, 2000                                            $ 16,649,868

Additional paid in capital                                                9,868

Other comprehensive income--change in unrealized loss on
investment securities, net of deferred income taxes                       2,478

Dividends  declared                                                    (113,295)

Stock options exercised (1,000 shares)                                    8,707

ESOP common stock released for allocation                                15,835

Net income                                                              324,091
                                                                   ------------

Balance - September 30, 2000                                       $ 16,897,552
                                                                   ============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Months Ending September 30, 2000 and September 30, 1999
                                   (Unaudited)

Cash Flows From Operating Activities                                         September 30, 2000    September 30, 1999
                                                                             ------------------    ------------------
Net Income                                                                     $       324,091      $       245,200
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                                            42,410               41,809
Amortization of ESOP                                                                    25,703               26,706
Deferred loan fees                                                                      10,393                2,046
Provision for losses on loans                                                            9,000                9,000
Change in:
      Accrued interest receivable                                                      (38,237)             (14,590)
      Other Assets                                                                     (13,623)              22,813
      Accrued interest payable                                                          11,219               50,987
      Current income tax liability                                                     129,375               96,240
      Other Liabilities                                                                (28,178)             (37,863)
                                                                               ---------------      ---------------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                             $       472,153      $       442,348

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of investments in certificates of deposit                             $           124      $       198,430
Purchase of available-for-sale investment securities                                        --           (1,068,779)
Proceeds from sale or maturity of available-for-sale investment securities             250,034                   --
(Purchase) redemption of FHLB Stock                                                    (98,800)                  --
Net (increase) decrease in loans outstanding                                        (3,009,143)          (2,910,188)
Investment in real estate held for investment                                           (1,923)            (180,960)
Investment in real estate held for development                                              --               79,994
Investment in real estate acquired in settlement of loans                                3,412               10,500
Purchase of office property and equipment                                             (428,064)              (5,792)
                                                                               ---------------      ---------------
     NET CASH FLOWS USED BY INVESTING ACTIVITIES                               $    (3,284,360)     $    (3,876,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                            $       141,180      $      (334,931)
Advances from the Federal Home Loan Bank                                             2,000,000                    0
Repayment of advances from the Federal Home Loan Bank                                  (24,150)             (22,776)
Net decrease in advances from borrowers                                               (353,743)            (290,280)
Dividends paid                                                                        (113,220)            (113,925)
Purchase of treasury stock                                                               8,707             (121,904)
                                                                               ---------------      ---------------
      NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                   $     1,658,774      $      (883,816)
                                                                               ---------------      ---------------

                                                                               ---------------      ---------------
CHANGE IN CASH AND CASH EQUIVALENTS                                            $    (1,153,433)     $    (4,318,264)
                                                                               ---------------      ---------------

CASH AND CASH EQUIVALENTS, beginning of period                                 $     2,477,494      $     8,481,216
                                                                               ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                                       $     1,324,061      $     4,162,952
                                                                               ===============      ===============

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the Three Months Ending
                    September 30, 2000 and September 30, 1999
                                   (Unaudited)

1.    BASIS OF PRESENTATIONS

      These consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30, 2000). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Corporation"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

      These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the company's Annual Report on Form 10-KSB for the year, which ended June 30, 2000.

2.    EARNINGS PER SHARE OF COMMON STOCK

      Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 1,472,235 at September 30, 2000 and 1,459,591 at September 30, 1999.

      Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share totaled 1,500,170 at September 30, 2000 and 1,497,935 at September 30, 1999.

3.    REGULATORY CAPITAL REQUIREMENTS

      Pursuant to Federal law, savings institutions must meet four separate capital requirements. The Association's capital ratios and balances at September 30, 2000 are as follows:



                                                  Amount               %
                                                  ------------------------
                                                   (Dollars in thousands)

      Tangible Capital:
            Association's                         $8,534              8.93%
            Requirement                            1,433              1.50
                                                  ------             -----
            Excess                                $7,101              7.43%
      Core Capital:
            Association's                         $8,534              8.93%
            Requirement                            2,866              3.00
                                                  ------             -----
            Excess                                $5,668              5.93%
      Risk-Based Capital:
            Association's                         $8,802             13.65%
            Requirement                            5,159              8.00
                                                  ------             -----
            Excess                                $3,643              5.65%
      Tier 1 Risk-Based Capital:
            Association's                         $8,534             13.23%
            Requirement                            2,580              4.00
                                                  ------             -----
            Excess                                $5,954              9.23%


4.    STOCK OPTION PLAN

      At June 30, 2000 there were unexercised options for 61,306 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5 per share. There were 1,000 options exercised during the three months ended September 30, 2000.

5.    STOCK REPURCHASE PLAN

      On August 23, 2000, the Company's Board of Directors authorized management to repurchase up to 75,530 shares of the Company's common stock over the next six months. During the three-month period ending September 30, 2000, there were no shares repurchased.

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

Financial Condition

      The Company's total assets increased $2.1 million, from $100.7 million at June 30, 2000 to $102.8 million at September 30, 2000. This increase was due primarily to an increase in net loans receivable of $3.0 million, and an increase in office property and equipment of $403,300, and an increase in Federal Home Bank Stock of $98,800, which were partially offset by a decrease in cash and amounts due from depository institutions of $1.2 million, a decrease of investment securities of $246,600, and a decrease in real estate held for investments of $15,700.

      Cash and amounts due from depository institutions decreased $1.2 million, from $2.5 million at June 30, 2000 to $1.3 million at September 30, 2000. The decrease in cash and amounts due from depository institutions was primarily due to an increase in net loan receivable of $3.0 million.

      Net loans receivable increased $3.0 million, from $86.6 million at June 30, 2000 to $89.6 million at September 30, 2000. Repayment of principal totaled $3.5 for the three-month period, while loan origination's totaled $6.5 million for the same period.

      Total deposits increased by $141,000 from $53.6 million at June 30, 2000 to $53.8 million at September 30, 2000. Passbook accounts decreased $247,000 and certificates accounts decreased $39,000, while money market fund accounts increased $234,000 and demand deposit accounts increased $193,000.

      Total stockholders' equity increased $247,700 from $16.65 million at June 30, 2000 to $16.90 million September 30, 2000. The increase was primarily the result of net earnings of $324,100, accounting for employee stock awards and options of $34,400,and a decrease in unrealized loss on investment securities of $2,500, which was partially offset by dividends declared of $113,300.

Comparison of Operating Results for the Three Month Periods Ending September 30, 2000 and September 30, 1999

      General. Net income increased $78,900 to $324,100 for the three months ended September 30, 2000 from $245,200 for the three months ended September 30, 1999. The increase in net income was primarily due to an increase in net interest income of $179,300, partially offset by a decrease in non-interest income of $6,400, an increase of non-interest expense of $54,500, and an increase in income tax expense of $39,500.

      Net Interest Income. Net interest income increased $179,300 from $698,700 for the three months ended September 30, 1999 to $878,000 for the three months ended September 30, 2000. This increase was primarily the result of an increase in interest income of $346,000, which was offset by an increase in interest expense of $166,700.

      Interest Income. Interest income increased $346,000, from $1.66 million for the three months ended September 30, 1999 to $2.0 million for the three months ended September 30, 2000, as a result of an increase in interest earned on balances in the loan portfolio of $413,800, which was partially offset by decreases in interest on investments of $8,600 and other interest income of $59,200. The increase of

$413,800 in interest earned on loans receivable was due to an increase of loans receivable and a slight increase in average loan interest rates. Interest on investments and other interest income decreased primarily because of a decrease in the balance of investments and other interest earning assets.

      Interest Expense. Interest expense increased $166,700 from $964,800 in the three months ended September 30, 1999 to $1.13 million in the three months ended September 30, 2000. This increase resulted primarily from an increase of interest paid on borrowings of $181,400 and was partially offset by a decrease in interest paid on deposits of $14,700. The increase of interest paid on borrowings was primarily due to an increase in borrowings from the Federal Home Loan Bank of Des Moines from the prior period. The decrease of interest paid on deposits was primarily due to a decrease in deposits from the prior period.

      Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The provision during the three months ended September 30, 2000 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

      Non-interest Income. Non-interest income decreased $6,400 from $162,900 in the three months ended September 30, 1999 to $156,500 in the three months ended September 30, 2000. The decrease was the result of a $8,300 decrease in income from real estate operations, offset by an increase in other income of $1,900.

      Non-interest Expense. Non-interest expense increased from $486,100 in the three months ended September 30, 1999 to $540,600 in the three months ended September 30, 2000. This increase of $54,500 was primarily the result of an increase of $51,500 in other non-interest expense (which includes expenditures of $45,000 in legal fees due to a proxy contest) and an increase in data processing of $8,700, partially offset by a decrease in FDIC premiums and OTS assessments of $5,700.

      Income Tax Expense. Income tax expense was $160,800 for the three months ended September 30, 2000 compared to $121,200 for the three months ended September 30, 1999, an increase of $39,600, primarily due to the increase in taxable income.

      Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds; deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the company to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of September 30, 2000, the Association's liquidity ratio was 4.35%, which exceeded the minimum regulatory requirement on such date.

      The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

      Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 2000, the Association exceeded all fully phased-in regulatory capital requirements.

      At September 30, 2000, the Association's tangible equity capital was $8.5 million, or 8.93%, of tangible assets, which is in excess of the 1.5% requirement by $7.1 million. In addition, at September 30, 2000, the Association had core capital of $8.5 million, or 8.93%, of adjusted total assets, which exceeds the 3% requirement by $5.7 million. The Association had total risk-based capital of $8.80 million at September 30, 2000, or 13.65%, of risk-weighted assets which exceeds the 8.0% risk-based capital requirements by $3.6 million. The Association had tier I risk-based capital of $8.5 million, or 13.23%, of risk-weighted assets which exceeds the 4.0% capital requirement by $6.0 million.

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

Regulatory Developments

As of September 30, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonable likely to have a material adverse effect on the Company's liquidity, capital resources of operations.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information

      As of September 30, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities
         Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
        (a) The annual meeting of stockholders was held on October 25, 2000.
        (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below.

Election of the following Directors to a three year term:

                          For                Withheld        Broker Non-Votes
                          ---                --------        ----------------

Andra K. Black          659,319               6,516                 0
Eugene M McCormick      661,319               4,516                 0
Sidney M. Ramey         660,719               5,116                 0
Kyle J. Krause          617,690                   0                 0
Dennis N. Folden        617,690                   0                 0

Ratification of McGowen, Hurst, Clark & Smith, PC as auditors for the Company for the fiscal year ending June 30, 2001:

                  For                       664,009
                  Against                     1,326
                  Abstain                       500
                  Broker Non-Votes                0

Accordingly, Directors Black, McCormick, and Ramey were reelected to the Board and the selection of McGowen, Hurst, Clark & Smith, PC was ratified by the shareholders.

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits

            Not applicable.

         (b) The following is a description of the Form 8-K's filed during the three months ended September 30, 2000:

              1. On August 28, 2000, a current report on Form 8-K was filed reflecting quarterly financial information.

              2.  Preliminary Proxy Statement filed on September 20, 2000.

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STATEFED FINANCIAL CORPORATION
                                    Registrant


Date:                               /s/
      ---------------------------      -----------------------------------------
                                       John F. Golden
                                       Chairman of the Board


Date:                               /s/
      ---------------------------      -----------------------------------------
                                       Andra K. Black
                                       Co-President and Chief Financial Officer