Form 10QSB
period 2000-12-31
STATEFED FINANCIAL CORP
filed 2001-02-14
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission File Number      0-22790

STATEFED FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	42-1410788 (I.R.S. Employer Identification or Number)

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

            As of February 12, 2001, there were 1,511,600 shares of the Registrant's common stock issued and outstanding.

STATEFED FINANCIAL CORPORATION

Form 10-QSB

STATEFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2000 and June 30, 2000

PART I.      Financial Information

Item 1.      Financial Statements

ASSETS	(Unaudited) December 31, 2000	June 30, 2000
Cash and amounts due from depository institutions	$2,884,597	$2,477,494
Investments in certificates of deposit	396,454	495,692
Investment securities held-for-sale	1,979,917	2,231,274
Loans receivable, net	92,020,855	86,572,585
Real estate held for investment, net	2,142,379	2,175,785
Property acquired in settlement of loans	1,408,461	1,337,847
Office property and equipment, net	3,625,200	2,965,659
Federal Home Loan Bank stock, at cost	1,762,200	1,464,600
Accrued interest receivable	699,744	573,293
Other assets	415,855	390,550
TOTAL ASSETS	$107,335,662	$100,684,779

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$54,220,051	$53,648,118
Advances from Federal Home Loan Bank	35,235,250	29,283,906
Advances from borrowers for taxes and insurance	360,123	353,743
Accrued interest payable	4,154	140,243
Dividends payable	191,100	113,220
Income taxes: current and deferred	166,439	296,992
Accounts payable and other liabilities	191,347	198,689
TOTAL LIABILITIES	90,368,464	84,034,911
Stockholders' equity:
Common stock	17,810	17,810
Additional paid-in capital	8,505,091	8,546,501
Common stock acquired by employee stock ownership plan	(174,321)	(205,761)
Unrealized gain (loss) on investments	19,805	(124,579)
Treasury stock	(2,376,066)	(2,362,921)
Retained earnings - substantially restricted	10,974,879	10,778,818
TOTAL STOCKHOLDERS' EQUITY	16,967,198	16,649,868
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,335,662	$100,684,779

STATEFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ending December 31, 2000 and 1999
and For the Six Months Ending December 31, 2000 and 1999

	Three Months Ended December 31 (Unaudited)		Six Months Ended December 31 (Unaudited)
	2000	1999	2000	1999
Interest Income:
Loans	$2,025,510	$1,646,931	$3,946,394	$3,154,013
Investments	56,992	66,494	118,154	136,306
Other	37,028	16,179	64,450	102,765
Total interest income	2,119,530	1,729,604	4,128,998	3,393,084
Interest Expense:
Deposits	772,173	672,276	1,447,359	1,362,215
Borrowings	504,183	281,271	960,474	556,132
Total interest expense
	1,276,356	953,547	2,407,833	1,918,347
Net interest Income	843,174	776,057	1,721,165	1,474,737
Provision for loan losses	9,000	9,000	18,000	18,000
Net interest income after provision for loan losses	834,174	767,057	1,703,165	1,456,737

Non-interest Income:
Real estate operations	134,386	128,328	262,131	264,411

Gain on sale of real estate	7,772	5,998	7,809	6,027
Loss on sale of investments	(90,673)	-	(90,673)	-
Other	31,599	26,789	60,322	53,554
Total non-interest income	83,084	161,115	239,589	323,992

Non-interest expense:
Salaries and benefits	273,617	265,234	514,480	506,318
Real estate operations	64,626	83,461	144,505	162,700
Occupancy and equipment	38,526	41,043	76,404	79,370
FDIC premiums and OTS assessments	9,627	15,328	19,175	30,524
Data processing	30,286	27,509	58,986	47,557
Other	233,472	110,040	377,222	202,263
Total non-interest expense	650,154	542,615	1,190,772	1,028,732
Income before income taxes	267,104	385,557	751,982	751,997
Income tax expense	90,740	130,140	251,526	251,380
Net income	$176,364	$255,417	$500,456	$500,617
Basic earnings per share	$0.12	$0.17	$0.34	$0.34
Diluted earnings per share	$0.12	$0.17	$0.33	$0.33

STATEFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ending December 31, 2000 and 1999
and For the Six Months Ending December 31, 2000 and 1999

(Unaudited)

	Three Months Ended December 31, (Unaudited)		Six Months Ended December 31, (Unaudited)
	2000	1999	2000	1999

Net income	$176,364	$255,417	$500,456	$500,617

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during period	141,906	(101,789)	144,384	(195,445)
Reclassification adjustment	(60,750)	-	(60,750)	-
Comprehensive income	$257,520	$153,628	$584,090	$305,172

STATEFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2000

(Unaudited)

Balance - June 30, 2000	$16,649,868

Additional paid in capital	(41,410)

Other comprehensive income--unrealized gain on investment securities, net of deferred income taxes	144,384

Dividends declared	(304,395)

Repurchase of 17,200 shares treasury stock	(180,325)

Stock options exercised (19,200 shares)	167,180

ESOP common stock released for allocation	31,440

Net income	500,456

Balance - December 31, 2000	$16,967,198

STATEFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ending December 31, 2000 and December 31, 1999
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	December 31, 2000	December 31, 1999
Net Income	$500,456	$500,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,107	82,712
Amortization of purchase loan discounts	-	(2,678)
Amortization of ESOP	(9,970)	44,510
Deferred loan fees	23,043	15,505
Provision for losses on loans	(693)	7,802
Change in:
Accrued interest receivable	(126,450)	(5,597)
Other assets	(25,305)	756
Accrued interest payable	(136,089)	(131,633)
Current income tax liability	(130,553)	(35,645)
Other liabilities	(7,342)	(7,808)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$197,204	$468,541

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit	$ -	$ -
Maturity of investments in certificates of deposit	99,238	198,640
Purchase of available-for-sale investment securities	-	(468,745)
Proceeds from sale or maturity of available-for-sale investment securities	395,741	-
(Purchase) redemption of FHLB Stock	(297,600)	-
Net (increase) decrease in loans outstanding	(5,470,621)	(7,499,759)
Investment in real estate held for development	(28,923)	79,994
Investment in real estate held for investment	-	(508,959)
Investment in real estate acquired in settlement of loans	(70,614)	150,893
Purchase of office property and equipment	(707,320)	(8,090)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	$(6,080,099)	$(8,056,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$571,933	$(174,685)
Advances from the Federal Home Loan Bank	6,000,000	1,000,000
Repayment of advances from the Federal Home Loan Bank	(48,656)	(45,889)
Net decrease in advances from borrowers	6,380	(13,766)
Proceeds from stock options exercised	167,181	65,670
Dividends paid	(226,515)	(227,108)
Purchase of treasury stock	(180,325)	(202,312)
NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	$6,289,998	$401,910
CHANGE IN CASH AND CASH EQUIVALENTS	$407,103	$(7,185,575)
CASH AND CASH EQUIVALENTS, beginning of period	$2,477,494	$8,481,216
CASH AND CASH EQUIVALENTS, end of period	$2,884,597	$1,295,641

STATEFED FINANCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ending December 31, 2000 and December 31, 1999
And for the Six Months Ending December 31, 2000 and December 31, 1999
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

            These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

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

Weighted Average Shares Outstanding:	For the three months ended December 31, 2000	For the six months ended December 31, 2000
Basic earnings per share	1,483,478	1,477,857
Fully diluted earnings per share	1,512,492	1,506,331

Weighted Average Shares Outstanding:	For the three months ended December 31, 1999	For the six months ended December 31, 1999
Basic earnings per share	1,460,438	1,460,015
Fully diluted earnings per share	1,495,429	1,496,682

3.  REGULATORY CAPITAL REQUIREMENTS

            Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at December 31, 2000 are as follows:

	Amount	%
	(Dollars in thousands)
Tangible Capital:
Association's	$8,834	8.79%
Requirement	1,507	1.50
Excess	$7,327	7.29%
Core Capital:
Association's	$8,834	8.79%
Requirement	3,014	3.00
Excess	$5,820	5.79%
Risk-Based Capital:
Association's	$9,092	13.51%
Requirement	5,385	8.00
Excess	$3,707	5.51%
Tier 1 Risk-Based Capital:
Association's	$8,834	13.12%
Requirement	4,018	4.00
Excess	$4,816	9.12%
4.  STOCK OPTION PLAN

            At December 31, 2000 there were unexercised options for 42,106 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5 per share. There were 19,200 shares exercised during the six months ended December 31, 2000.

5.  STOCK REPURCHASE PLAN

            On August 23, 2000, the Company's Board of Directors authorized management to repurchase up to 75,530 shares of the Company's common stock over the next six months. During the six-month period ending December 31, 2000, 17,200 shares were repurchased. As of February 9, 2001, 17,200 shares had been repurchased since August 23, 2000, at a cost of $180,325.

6.  CENTRATIONS OF CREDIT RISK, COMMITMENTS AND FINANCIAL
      NSTRUMENTS WITH OFF-BALANCE SHEET RISK

            The Association grants residential real estate, consumer and commercial loans to borrowers located primarily in Polk and surrounding counties in Iowa. No significant changes in geographic distribution of the loan portfolio occurred from September 30, 2000 to December 31, 2000.

            The Association is a defendant in various legal actions arising from normal business activities. Management believes the ultimate liability, if any, resulting from these actions will not materially affect the Association's financial position or results of operations.

            The Association is party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers, for which management follows the same credit policy as is followed for loans recorded in the financial statements. The Association's exposure to credit loss in case of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments.

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

Financial Condition

            The Company's total assets increased $6.6 million from $100.7 million at June 30, 2000 to $107.3 million at December 31, 2000. This increase was due primarily to increases from $5.4 million in net loans receivable, $660,000 in net office property and equipment, $407,000 in cash and amounts due from depository institutions and $298,000 in Federal Home Loan Bank stock, at cost, which were partially offset by decreases in investment securities held-for-sale of $251,000 and investments in certificate of deposit of $99,000.

            Net loans receivable increased $5.4 million, from $86.6 million at June 30, 2000 to $92.0 million at December 31, 2000. Loan originations of primarily residential loans totaled $10.2 million for the six month period and purchased loan participations totaled $2.6 million, while repayment of principal totaled $7.4 million.

            Total deposits increased by $572,000 from $53.6 million at June 30, 2000 to $54.2 million at December 31, 2000. The increases in demand deposits, savings and money markets deposits, and certificate of deposits were $291,000, $238,000, and $43,000 respectively.

            Total stockholders' equity increased $317,300 from $16,649,900 at June 30, 2000 to $16,967,200 at December 31, 2000. The increase was primarily the result of net earnings of $500,500, accounting for employee stock awards and options of $157,100, and unrealized gains on investment securities of $144,400, which was partially offset by dividends declared of $304,400 and the cost to repurchase the Company's stock of $180,300.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2000
and December 31, 1999

            General. Net income decreased $79,000 from $255,400 for the three months ended December 31, 1999 to $176,400 for the three months ended December 31, 2000. The decrease in net income was primarily due to $117,100 of expenses incurred from the October 2000 annual meeting proxy fight and $90,700 loss on sale of investments. This decrease was partially offset by increases in net interest income of $ 67,100, other non-interest income of $12,700, and decreases in non-interest expense of $9,600, and income tax expense of $39,400.

            Net Interest Income. Net interest income increased $67,100 from $776,100 for the three months ended December 31, 1999 to $843,200 for the three months ended December 31, 2000. This increase was primarily the result from increases in interest income on loans of $378,600 and in other interest income of $20,800. Which were offset by increases in interest paid on borrowings of $222,900, interest paid on deposits of $99,900 and a decrease in interest on investments of $9,500.

            Interest Income. Interest income increased $389,900 from $1,729,600 for the three months ended December 31, 1999 to $2,119,500 for the three months ended December 31, 2000. This increase was primarily the result of an increase in interest earned on the loan portfolio of $378,600, and other interest earned of $20,800, which was offset by a decrease in income from interest earned on investments of $9,500.

The interest on loans increased primarily as a result of an increase in outstanding loans receivable and to a lesser extent the yield earned on the loan portfolio. Other interest income increased as a result of an increase in the balance of interest bearing deposit accounts. The decrease in income on the investment portfolio was primarily due to the maturity in certificate of deposits and the sale of securities held for sale.

            Interest Expense. Interest expense increased $322,800 from $953,500 in the three months ended December 31, 1999 to $1,276,300 in the three months ended December 31, 2000. This increase resulted primarily from increases in interest paid on deposits and borrowings of $99,900 and $222,900 respectively. The increase in interest paid on deposits was primarily the result of an average rate increase on deposit balances. The increase in interest paid on borrowings was due to the average balance of Federal Home Loan Bank advances and to a lesser extent the average rate paid on advances.

            Provision for Loan Losses. The provision for loan losses remained unchanged in the three months ended December 31,2000 as compared to the three months ended December 31,1999. The provision during the three months ended December 31,2000 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

            Non-interest Income. Non-interest income decreased $78,000 from $161,100 in the three months ended December 31, 1999 to $83,100 in the three months ended December 31, 2000. The decrease was primarily due to a loss on the sale of an equity investment of $90,700, which was offset by a gain on sale of real estate of $1,800, and increases in real estate operation income of $6,100, as a result of seasonal fluctuation in rental payments, and an increase of $4,800 in other income.

            Non-interest Expense. Non-interest expense increased from $542,600 in the three months ended December 31, 1999 to $650,100 in the three months ended December 31, 2000. This increase of $107,500 was primarily the result of increases in other expenses of $123,400 ($117,000 of the other expenses were incurred from the October 2000 annual meeting proxy fight), salaries and benefits of $8,400, data processing expense of $2,700, which was partially offset by decreases in real estate operations expense of $18,800, FDIC premiums and OTS assessments of $5,700, and occupancy and equipment expense of $2,500.

             Income Tax Expense. Income tax expense was $130,100 for the three months ended December 31, 1999 compared to $90,700 for the three months ended December 31, 2000, a decrease of $39,400, primarily due to the decrease in taxable income.

Comparison of the Six Months Ended December 31, 2000 and December 31, 1999

            General. Net income was $500,600 for the six months ended December 31, 1999 as compared to $500,500 for the six months ended December 31, 2000.

            Net Interest Income. Net interest income increased $246,400 from $1,474,700 for the six months ended December 31, 1999 to $1,721,100 for the six months ended December 31, 2000. The increase was primarily from an increase in interest on loans of $792,400, which was partially offset by increases in interest paid on borrowings of $404,300 and interest paid on deposits of $85,200, and to a lesser extent from decreases in other interest income of $38,300 and in investment interest income of $18,200.

            Interest Income. Interest income increased $735,900 from $3,393,100 for the six months ended December 31, 1999 to $4,129,000 the six months ended December 31, 2000. The increase was primarily due to interest earned on the loan portfolio of $792,400, partially offset by decreases in interest earned on investments of $18,200 and in other interest income of $38,300. The interest on loans increased primarily as a result of an increase in outstanding loans receivable and to a lesser extent the yield earned on the loan portfolio. The decrease in income on the investment portfolio was primarily due to the maturity in certificate of deposits and the sale of securities held for sale. The decrease in other interest income was primarily the result of the decrease in the average balances of interest-bearing deposits held at other depository institutions.

            Interest Expense. Interest expense increased $489,500 from $1,918,300 in the six months ended December 31, 1999 to $2,407,800 in the six months ended December 31, 2000. This increase was primarily due to increases in interest paid on deposits and on borrowings of $85,100 and $404,400, respectively. The increase in interest paid on deposits was primarily the result of an average rate increase on deposit balances. The increase in interest paid on borrowings was due to the average balance of Federal Home Loan Bank advances and to a lesser extent the average rate paid on advances.

             Provision for Loan Losses.The provision for loan losses remained unchanged in the six months ended December 31, 1999 as compared to the six months ended December 31, 2000. The provision during the six months ended December 31, 2000 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

Non-interest Income. Non-interest income decreased $84,400 from $324,000 in the six months ended December 31, 1999 to $239,600 in the six months ended December 31, 2000. The decrease was primarily due to a loss on the sale of an equity investments of $90,700 and a decrease in real estate operation income of $2,300, which was offset by a gain on sale of real estate of $1,800, and an increase in other non-interest income of $6,800.

            Non-interest Expense.Non-interest expense increased from $1,028,700 in the six months ended December 31, 1999 to $1,190,800 in the six months ended December 31, 2000. This increase of $162,100 was primarily the result of increases in other expenses of $175,000 ($162,000 of the other expenses were incurred from the October 2000 annual meeting proxy fight), salaries and benefits expense of $8,200, and data processing expense of $11,400, which were partially offset by decreases in real estate operations expense of $18,200, FDIC premiums and OTS assessments of $11,300, and occupancy and equipment expense of $3,000.

            Income Tax Expense. Income tax expense was $251,400 for the six months ended December 31, 1999 and $251,500 for the six months ended December 31, 2000.

            Liquidity and Capital Resources. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds; deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. As of December 31, 2000, the Association's average liquidity ratio was 4.85%, which exceeded the minimum regulatory requirement on such date.

            The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

            Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 2000, the Association exceeded all fully phased-in regulatory capital requirements.

            At December 31, 2000, the Association's tangible equity capital was $8.8 million, or 8.79%, of tangible assets, which is in excess of the 1.5% requirement by $7.3 million. In addition, at December 31, 2000, the Association had core capital of $8.8 million, or 8.79%, of adjusted total assets, which exceeds the 3% requirement by $5.8 million. The Association had total risk-based capital of $9.1 million at December 31, 2000, or 13.51%, of risk-weighted assets, which exceeds the 8.0% risk-based capital requirements by $3.7 million.

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

            At December 31, 2000, and June 30, 2000, management believes the Association complies with all regulatory capital requirements. Based on the Association's computed regulatory capital ratios, the Association is considered well capitalized under the Federal Deposit Insurance Act.

STATEFED FINANCIAL CORPORATION

Part II - Other Information

            As of December 31, 2000, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1 -	Legal Proceedings
Not applicable
Item 2 -	Changes in Securities
Not applicable
Item 3 -	Defaults upon Senior Securities
Not applicable
Item 4 -	Submission of Matters to Vote of Security Holders
Not applicable
Item 5 -	Other Information
None
Item 6 -	Exhibits and Reports on Form 8-K
Exhibits
	(a)	Not applicable.
	(b)	The following is a description of the Form 8-K's filed during the three months ended December 31, 2000:
	1.	On October 4, 2000, a current report on Form 8-K was filed announcing increased cash dividend, a special dividend and stock repurchase.
	2.	On November 13, 2000, a current report on Form 8-K was filed reflecting quarterly financial information

SIGNATURES

            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATEFED FINANCIAL CORPORATION Registrant

Date:	February 12, 2001	/s/ Craig Wood Craig Wood Co-President

Date:	February 12, 2001	/s/ Andra K. Black Andra K. Black Co-President and Chief Financial Officer