Form 10QSB
period 2001-03-31
STATEFED FINANCIAL CORP
filed 2001-05-10
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

  -----------------------------------------------------------------------------

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

         As of May 8, 2001, there were 1,507,100 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                                Page No.
         Item 1.    Consolidated Financial Statements:

                    Consolidated Statements of Financial Condition
                    as of March 31, 2001 and June 30, 2000                               3

                    Consolidated Statements of Operations for the Three
                    Months Ended March 31, 2001 and 2000 and for the Nine
                    Months Ended
                    March 31, 2001 and 2000                                              4

                    Consolidated Statements of Comprehensive Income for
                    the Three Months Ended March 31, 2001 and
                    2000 and for the Nine Months Ended
                    March 31, 2001 and 2000                                              5

                    Consolidated Statement of Changes In Stockholders'
                    Equity for the Nine Months Ended March 31, 2001                      6

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended March 31, 2001 and 2000                    7

                    Notes to Consolidated Financial Statements                           8

         Items 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       11

PART II.            Other Information                                                   16

                    Signatures                                                          17

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        MARCH 31, 2001 AND JUNE 30, 2000

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             ASSETS                                                           (UNAUDITED)
                                                                                            MARCH 31, 2001            JUNE 30, 2000
Cash and amounts due from depository institutions                                          $   5,033,782              $   2,477,494
Investments in certificates of deposit                                                           396,355                    495,692
Investment securities held-for-sale                                                            1,956,709                  2,231,274
Loans receivable, net                                                                         91,919,477                 86,572,585
Real estate held for investment, net                                                           2,124,714                  2,175,785
Property acquired in settlement of loans                                                       1,320,523                  1,337,847
Office property and equipment, net                                                             3,821,412                  2,965,659
Federal Home Loan Bank stock, at cost                                                          1,762,200                  1,464,600
Accrued interest receivable                                                                      694,203                    573,293
Other assets                                                                                     471,473                    390,550
                                                                                           -------------              -------------

        TOTAL ASSETS                                                                       $ 109,500,848              $ 100,684,779
                                                                                           =============              =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                                   $  56,607,041              $  53,648,118
Advances from Federal Home Loan Bank                                                          35,210,383                 29,283,906
Advances from borrowers for taxes and insurance                                                     --                      353,743
Accrued interest payable                                                                          86,637                    140,243
Dividends payable                                                                                150,410                    113,220
Income taxes:current and deferred                                                                198,978                    296,992
Other liabilities                                                                                325,131                    198,689
                                                                                           -------------              -------------

        TOTAL LIABILITIES                                                                  $  92,578,580              $  84,034,911
                                                                                           -------------              -------------

Stockholders' equity:
Common stock                                                                               $      17,810              $      17,810
Additional paid-in capital                                                                     8,510,231                  8,546,501
Unearned compensation - restricted stock awards                                                 (159,001)                  (205,761)
Unrealized gain (loss) on investments                                                             65,131                   (124,579)
Treasury stock                                                                                (2,433,317)                (2,362,921)
Retained earnings - substantially restricted                                                  10,921,414                 10,778,818
                                                                                           -------------              -------------

   TOTAL STOCKHOLDERS' EQUITY                                                              $  16,922,268              $  16,649,868
                                                                                           -------------              -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 109,500,848              $ 100,684,779
                                                                                           =============              =============


                         STATEFED FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
             AND FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  MARCH 31                          MARCH 31
                                                     ------------------- --------------- --------------- ---------------
                                                            2001              2000            2001            2000
                                                     ------------------- --------------- --------------- ---------------
Interest Income:
Loans                                                       $ 1,993,238      $1,665,770       5,939,632     $ 4,819,783
Investments                                                      61,274          72,865         179,428         209,171
Other                                                            42,296          12,973         106,746         115,738
                                                     ------------------- --------------- --------------- ---------------
    Total interest income                                   $ 2,096,808      $1,751,608      $6,225,806     $ 5,144,692

Interest Expense:
Deposits                                                      $ 783,381       $ 666,051      $2,230,740     $ 2,028,266
Borrowings                                                      507,703         308,888       1,468,177         865,020
                                                     ------------------- --------------- --------------- ---------------
    Total interest expense                                  $ 1,291,084       $ 974,939      $3,698,917     $ 2,893,286

Net interest Income                                           $ 805,724       $ 776,669      $2,526,889     $ 2,251,406
Provision for loan losses                                        15,000           9,000          33,000          27,000
                                                     ------------------- --------------- --------------- ---------------

Net interest income after
  provision for loan losses                                   $ 790,724       $ 767,669      $2,493,889     $ 2,224,406

Non-interest Income:
Real estate operations                                        $ 129,039       $ 127,418       $ 391,169       $ 391,829
Gain / Loss on sale of investments                                  568           1,941         -90,105           1,941
Gain on sale of real estate                                          38          34,949           7,847          40,976
Other                                                            26,052          25,454          86,374          79,008
                                                     ------------------- --------------- --------------- ---------------
    Total non-interest income                                 $ 155,697       $ 189,762       $ 395,285       $ 513,754

Non-interest expense:
Salaries and benefits                                         $ 479,172       $ 262,147       $ 993,651       $ 768,465
Real estate operations                                           79,765          74,514         224,270         237,214
Occupancy and equipment                                          60,906          43,528         137,310         122,898
FDIC premiums and OTS assessments                                 9,407           9,761          28,582          40,286
Data processing                                                  33,262          30,677          92,248          78,234
Other                                                           139,937          74,710         517,159         276,972
                                                     ------------------- --------------- --------------- ---------------
    Total non-interest expense                                $ 802,449       $ 495,337      $1,993,220     $ 1,524,069
                                                     ------------------- --------------- --------------- ---------------

Income before income taxes                                    $ 143,972       $ 462,094       $ 895,954     $ 1,214,091

Income tax expense                                               48,240         154,240         299,766         405,620
                                                     ------------------- --------------- --------------- ---------------
Net income                                                     $ 95,732       $ 307,854       $ 596,188       $ 808,471
                                                     =================== =============== =============== ===============

Basic earnings per share                                         $ 0.06          $ 0.21          $ 0.40          $ 0.55
Diluted earnings per share                                       $ 0.06          $ 0.21          $ 0.40          $ 0.54

                         STATEFED FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
             AND FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)



                                                    Three Months Ended                             Nine Months Ended
                                                          March 31                                     March 31
                                               ------------        ------------             ------------        ------------
                                                  2001                2000                     2001                2000
                                               ------------        ------------             ------------        ------------
Net income                                         $95,732            $307,854                 $596,188            $808,471

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on
   securities arising during the period             45,326             (28,450)                 189,710            (223,895)
   Reclassification adjustment                         ---               1,295                  (60,750)              1,295
                                               ------------        ------------             ------------        ------------
                                                    45,326             (27,155)                 128,960            (222,600)
                                               ------------        ------------             ------------        ------------

Comprehensive income                              $141,058            $280,699                 $725,148            $585,871
                                               ============        ============             ============        ============


                         STATEFED FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

Balance - June 30, 2000                                            $ 16,649,868

Additional paid in capital                                              (36,270)

Other comprehensive income--unrealized loss on
investment securities, net of deferred income taxes                     189,710

Dividends  declared                                                    (453,592)

Repurchase of 24,700 shares treasury stock                             (264,231)

Stock options exercised (19,200 shares)                                 193,835

ESOP common stock released for allocation                                46,760

Net income                                                              596,188
                                                                   ------------

Balance -March 31, 2001                                            $ 16,922,268
                                                                   ============

                         STATEFED FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                                  MARCH 31, 2001           MARCH 31, 2000
------------------------------------                                                  --------------           --------------
Net Income                                                                            $    596,188               $   808,471
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                                               125,053                   125,501
Amortization  of purchase loan discounts                                                       -                      (2,677)
Amortization of ESOP                                                                        10,490                    71,384
Deferred loan fees                                                                          19,637                    17,250
Provision for losses on loans                                                               14,307                     7,672
Change in:
      Accrued interest receivable                                                         (120,910)                   (2,984)
     Other assets                                                                          (80,923)                   39,733
      Accrued interest payable                                                             (53,606)                  (62,383)
      Current income tax liability                                                        (130,013)                   37,205
      Other liabilities                                                                    126,442                    62,677
                                                                                     --------------             -------------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                   $     506,665              $  1,101,849

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                                                $         -                $        -
Maturity of investments in certificates of deposit                                          99,337                   198,484
Purchase of available-for-sale investment securities                                           -                    (496,062)
Proceeds from sale or maturity of available-for-sale investment securities                 496,275                     4,040
(Purchase) redemption of FHLB Stock                                                       (297,600)                      -
Net (increase) decrease in loans outstanding                                            (5,380,836)              (10,187,463)
Investment in real estate held for development                                                 -                    (813,982)
Investment in real estate held for investment                                               (1,923)                   41,310
Investment in real estate acquired in settlement of loans                                   17,324                   (90,276)
Purchase of office property and equipment                                                 (927,813)                  (28,649)
                                                                                     --------------             -------------
     NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                           $ (5,995,236)             $(11,372,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                   $  2,958,923              $   (506,767)
Advances from the Federal Home Loan Bank                                                 6,000,000                 4,000,000
Repayment of advances from the Federal Home Loan Bank                                      (73,523)                  (69,341)
Net decrease in advances from borrowers                                                   (353,743)                 (337,090)
Proceeds from stock options exercised                                                      193,835                    65,670
Dividends paid                                                                            (416,402)                 (340,253)
Purchase of treasury stock                                                                (264,231)                 (202,313)
                                                                                     --------------             -------------
      NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                 $  8,044,859              $  2,609,906
                                                                                     --------------             -------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                   $  2,556,288              $ (7,660,843)
                                                                                     --------------             -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        $  2,477,494              $  8,481,216
                                                                                     --------------             -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  5,033,782              $    820,373
                                                                                     ==============             =============

                         STATEFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND MARCH
             31, 2000 AND FOR THE NINE MONTHS ENDING MARCH 31, 2001
                               AND MARCH 31, 2000
                                   (UNAUDITED)

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

         These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year, ended June 30, 2000.

2.       EARNINGS PER SHARE OF COMMON STOCK

         Basic earnings per share are computed based upon the weighted-average shares outstanding during the period, less shares in the employee stock ownership plan (ESOP) that are unallocated and are not committed to be released.

         Diluted earnings per share are computed by considering common stocks outstanding and common shares potentially issuable under the Company's stock option plan.

         The following table presents weighted average shares outstanding used in the computation of earnings per share.


Weighted Average Shares Outstanding:                       For the three months       For the nine months
                                                           ended March 31, 2001       ended March 31, 2001
                                                        --------------------------- -------------------------
      Basic earnings per share                                       1,483,396                 1,479,703
      Fully diluted earnings per share                               1,505,919                 1,506,194

                                                           For the three months      For the nine months
                                                           ended March 31, 2000      ended March 31, 2000
Weighted Average Shares Outstanding:
                                                        --------------------------- ------------------------------
     Basic earnings per share                                        1,464,029                 1,461,353
     Fully diluted earnings per share                                1,488,665                 1,493,467

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet three separate capital requirements. The Association's capital ratios and balances at March 31, 2001 are as follows:

                                                               AMOUNT                          %
                                                               ---------------------------------
         Tangible Capital:                                       (Dollars in thousands)
                  Association's                                        $  8,936           8.71%
                  Requirement                                             1,539           1.50%
                                                                       --------         -------
                  Excess                                               $  7,397           7.21%
         Core Capital:
                  Association's                                        $  8,936           8.71%
                  Requirement                                             3,079           3.00%
                                                                       --------         -------
                  Excess                                               $  5,857           5.71%
         Risk-Based Capital:
                  Association's                                        $  9,209          13.53%
                  Requirement                                             5,443           8.00%
                                                                       --------         -------
                  Excess                                               $  3,766           5.53%
         Tier 1 Risk-Based Capital:
                  Association's                                        $  8,936          13.13%
                  Requirement                                             4,105           4.00%
                                                                       --------         -------
                  Excess                                               $  4,831           9.13%

4.       STOCK OPTION PLAN

         At March 31, 2001 there were unexercised options for 42,106 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5.00 per share. There were 19,200 shares exercised during the nine months ended March 31, 2001.

5.       STOCK REPURCHASE PLAN

         On February 21, 2001, the Company's Board of Directors authorized management to repurchase up to 75,580 shares of the Company's common stock over the next six months. During the three month period ending March 31, 2001, 7,500 shares were repurchased. As of March 31, 2001 a total of 7,500 shares have been repurchased since February 21, 2001, at a cost of $83,906.

6.       CONCENTRATIONS OF CREDIT RISK, COMMITMENTS AND FINANCIAL
         INSTRUMENTS WITH OFF-BALANCE SHEET RISK


         The Association grants residential real estate, consumer and commercial loans to borrowers located primarily in Polk and surrounding counties in Iowa. No significant changes in geographic distribution of the loan portfolio occurred from December 31, 2000 to March 31, 2001.

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

        FINANCIAL CONDITION

         The Company's total assets increased $8.8 million, or 8.7%, from $100.7 million at June 30, 2000 to $109.5 million at March 31, 2001. This increase was due primarily to increases of $5.3 million in net loans receivable, $2.6 million in cash and amounts due from depository institutions, $856,000 in net office property and equipment, and $298,000 in Federal Home Loan Bank stock, at cost, which were partially offset by decreases in investment securities held-for-sale of $275,000 and investments in certificate of deposits of $99,000.

Net loans receivable increased $5.3 million, or 6.1%, from $86.6 million at June 30, 2000 to $91.9 million at March 31, 2001. The increase in the loan portfolio occurred as a result of an increase in loan originations comprised primarily of fixed-rate mortgage loans on residential properties.

         Total deposits increased $3.0 million, or 5.6%, from $53.6 million at June 30, 2000 to $56.6 million at March 31, 2001. The increases in demand deposits, savings and money market deposits, and certificate of deposits were $484,000, $179,000 and $2.3 million, respectively.

         Total stockholders' equity increased $272,400 from $16,649,900 at June 30, 2000 to $16,922,300 at March 31, 2001. The increase was due primarily, to net income of $596,200, accounting for employee stock awards and options of $204,300, and unrealized gains on investment securities of $189,700, which was partially offset by dividends declared of $453,600 and the cost to repurchase the Company's stock of $264,200.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
 MARCH 31, 2000

         GENERAL. Net income decreased $212,100 from $307,800 for the three months ended March 31, 2000, to $95,700 for the three months ended March 31, 2001. The decrease resulted primarily from increases in non-interest expense (which primarily was due to a one-time expense associated with the retirement of the Company's Chairman of the Board, recently announced) and to a lesser extent with the opening of a new branch office, and a small decrease in non-interest income. The decrease was partially offset by an increase of $23,100 in net interest income after provision for loan losses and a decrease of $106,000 in income tax expense.

         NET INTEREST INCOME. Net interest income increased $29,100, or 3.7%, from $776,600 for the three months ended March 31, 2000 to $805,700 for the three months ended March 31, 2001. This increase was the result of an increase in interest income of $345,200, which was partially offset by an increase in interest expense of $316,100.

         INTEREST INCOME. Interest income increased $345,200 from $1.8 million for the three months ended March 31, 2000 to $2.1 million for the three months ended March 31, 2001 This increase was primarily the result of an increase in interest earned on the loan portfolio of $327,500, and other interest earned of $29,300, which was partially offset by a decrease in income from interest earned on investments of $11,600. The interest on loans increased primarily as a result of an increase in outstanding loans receivable and to a lesser extent the yield earned on the loan portfolio. Other interest income increased as a result of an increase in the balance of interest bearing deposit accounts. The decrease in income on the investment portfolio was primarily due to the maturity of certificate of deposits and the sale of investment securities.

                  INTEREST EXPENSE. Interest expense increased $316,100 from $975,000 in the three months ended March 31, 2000 to $1.3 million for the three months ended March 31, 2001. This increase resulted primarily from increases in interest paid on deposits and borrowings of $117,300 and $198,800, respectively. The increase in interest paid on deposits was primarily the result of an average rate increase on deposit balances and to a lesser extent on the average outstanding balances. The increase in interest paid on borrowings was due to the increase in the average balance of Federal Home Loan Bank.

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased $6,000 from $9,000 in the three months ended March 31, 2000 to $15,000 for the three months ended March 31, 2001. The provision during the three months ended March 31, 2001 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income decreased $34,100 from $155,700 in the three months ended March 31, 2001 to $189,800 in the three months ended March 31, 2000, which primarily resulted from a $34,900 decrease in the gain on sale of real estate.

         NON-INTEREST EXPENSE. Non-interest expense increased from $495,300 in the three months ended March 31, 2000 to $802,400 in the three months ended March 31, 2001. This increase of $307,100, was primarily the result of increases in salaries and benefits expense of $217,000 (primarily due to a one-time expense associated with the retirement of the Company's Chairman of the Board), an increase in real estate operations expense of $5,300, an increase in data processing expense of $2,600, increases in occupancy and equipment and other operating expenses of $17,400 and $65,200, respectively (primarily due to costs associated with opening of a new branch office).

         INCOME TAX EXPENSE. Income tax expense was $48,200 for the three months ended March 31, 2001 compared to $154,200 for the three months ended March 31, 2000, a decrease of $106,000, primarily due to the decrease in taxable income.


COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         GENERAL. Net income decreased $212,300 from $808,500 for the nine months ended March 31, 2000 to $596,200 for the nine months ended March 31, 2001. The decrease was primarily the result of a increase in non-interest expenses of $469,200 (which was primarily due to a one-time expense associated with the retirement of the Company's Chairman of the Board, and expenses incurred as a result of an unsuccessful proxy fight launched by the Krause Gentle Corporation during last year's annual meeting, and to a lesser extent with the opening of a new branch office) and a decrease in non-interest income of $118,500, which was partially offset by an increase in net interest income after provisions for loan losses of $269,500, and a decrease in income tax expense of $105,900.

         NET INTEREST INCOME. Net interest income increased $276,000, or 12.5%, from $2.2 million for the nine months ended March 31, 2000 to $2.5 million for the nine months ended March 31, 2001. This increase was primarily the result of an increase in interest on loans receivable of $1.1 million, which was partially offset by decreases in investments and other interest income of $29,700 and $9,000, respectively. The increase was also offset by increases in interest expense on deposits of $202,500 and on borrowings of $603,100.

         INTEREST INCOME. Interest income increased $1.1 million from $5.1 million for the nine months ended March 31, 2000 to $6.2 million the nine months ended March 31, 2001. The interest on loans increased primarily as a result of an increase in outstanding loans receivable and to a lesser extent the yield earned on the loan portfolio. The decrease in income on the investment portfolio was primarily due to the maturity of certificates of deposit and the sale of securities held for sale. The decrease in other interest income was primarily the result of the decrease in the average balances of interest-bearing deposits held at other depository institutions.

         INTEREST EXPENSE. Interest expense increased $805,600 from $2.9 million in the nine months ended March 31, 2000 to $3.7 million in the nine months ended March 31, 2001. This increase was primarily due to increases in interest expense on deposits and on borrowings of $202,500 and $603,100, respectively. The increase in interest paid on deposits was primarily the result of an average rate increase on deposit balances. The increase in interest paid on borrowings was due to an increase in the average balance of Federal Home Loan Bank advances.

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased $6,000 from $27,000 for the nine months ended March 31, 2000 to $33,000 for the nine months ended March 31, 2001. The provision during the nine months ended March 31, 2001 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income decreased $118,500 from $513,800 in the nine months ended March 31, 2000 to $395,300 in the nine months ended March 31, 2001. The decrease was primarily the result of a $92,000 decrease in gain on sale of investments, a decrease in gain on sale of real estate and real estate operations of $33,100 and $700, respectively. The decrease was partially offset by an increase in other non-interest income of $7,300.

         NON-INTEREST EXPENSE. Non-interest expense increased from $1.5 million in the nine months ended March 31, 2000 to $2.0 million in the nine months ended March 31, 2001. This increase of $469,200 was primarily the result of increases in salaries and benefit expenses, other non-operating expenses and occupancy and equipment expense of $225,200, $240,200 and $14,400, respectively (which was primarily due to a one-time expense associated with the retirement of the Company's Chairman of the Board, expenses incurred as a result of an unsuccessful proxy fight launched by the Krause Gentle Corporation during last year's annual meeting, and to a lesser extent with the opening of a new branch office) and an increase of $14,000 in data processing expense. These increases were partially offset by decreases in real estate operations expense and FDIC premiums and OTS assessments expense of $12,900 and $11,700, respectively.

         INCOME TAX EXPENSE. Income tax expense decreased from $405,600 for the nine months ended March 31, 2000 to $299,700 for the nine months ended March 31, 2001, a decrease of $105,900. The decrease was primarily due to the decrease in taxable income.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds are deposits, principal and interest payments on loans, FHLB Des Moines advances, and funds provided by operations. While scheduled loan repayments and maturity of short-term investments are a relatively predictable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions, and competition. Current Office of Thrift Supervision regulations require the bank to maintain cash and eligible investments in an amount that will assure its ability to meet demands for withdrawals and repayment of short-term borrowings. On March 31, 2001, the Association's average liquidity ratio was 8.65%, which management considers adequate to meet expected needs for the foreseeable future.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 2001, the Association exceeded all fully phased-in regulatory capital requirements.

         At March 31, 2001, the Association's tangible capital was $8.9 million, or 8.71%, of adjusted total assets, which is in excess of the 1.5% requirement by $7.4 million. In addition, at March 31, 2001, the Association had core capital of $8.9 million, or 8.71%, of adjusted total assets, which exceeds the 3% requirement by $5.9 million. The Association had risk-based capital of $9.2 million at March 31, 2001, or 13.53%, of risk-adjusted assets, which exceeds the 8.0% risk-based capital requirements by $3.8 million.

                         STATEFED FINANCIAL CORPORATION
                           Part II - Other Information
                           ---------------------------


Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities Not applicable.

Item 3 -- Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders Not applicable.

Item 5 - Other Information
           None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits


         (b) The following is a description of the Form 8-K's filed during the three months ended March 31, 2001:

                  (1) March 2, 2001, a current report on Form 8-K was filed announcing second quarter earnings.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STATEFED FINANCIAL CORPORATION
                                  Registrant


Date:  May 10,2001                /s/ Craig A. Wood
     ---------------------           -----------------------------------
                                      Craig A. Wood
                                      Co-President



Date:  May 10, 2001               /s/ Andra K. Black
     ---------------------           -----------------------------------
                                      Andra K. Black
                                      Co-President and Chief Financial Officer