Form 10-K
period 2001-06-30
STATEFED FINANCIAL CORP
filed 2001-09-28
CIK 912567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER 0-22790

                         STATEFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                           42-1410788
--------------------------------------------                 -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

    13523 University Avenue Clive, Iowa                             50325
--------------------------------------------                 -------------------
  (Address of principal executive offices)                        (Zip Code)

   Registrant's telephone number, including area code:         (515) 223-8484
                                                             -------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] State the issuer's revenue for the most recent fiscal year: $8.8 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 4, 2001, was $11.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 4, 2001, there were issued and outstanding 1,277,326 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2001.

Part III of Form 10-KSB - Proxy Statement for 2001 Annual Meeting of
Stockholders.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         THE COMPANY. StateFed Financial Corporation (the "Company" or the "Holding Company"), a Delaware corporation, was formed in September, 1993 to act as the holding company for State Federal Savings and Loan Association of Des Moines ("State Federal" or the "Association") upon the completion of the Association's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Association to be outstanding upon completion of the Conversion. The Conversion was completed on January 4, 1994. Unless the context otherwise requires, all references to the Company include the Company and the Association on a consolidated basis.

         At June 30, 2001, the Company had $107.5 million of assets and stockholders' equity of $14.1 million (or 13.1% of total assets).

         State Federal is a federally chartered savings and loan association headquartered in Des Moines, Iowa. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States.

         The principal business of the Association consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage and commercial and multi-family real estate loans, and, to a lesser extent, construction and consumer loans primarily in the Association's market area. The Association also invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2001, substantially all of the Association's real estate mortgage loans were secured by properties located in Iowa.

         The Association's revenues are derived primarily from interest on mortgage loans and investments, income from service charges and loan originations, and income from real estate operations. The Association does not originate loans to fund leveraged buyouts and has no loans to foreign corporations or governments.

         The Association offers a variety of accounts having a wide range of interest rates and terms. The Association's deposits include savings accounts, money market savings accounts, checking accounts and certificate accounts with terms of three months to 60 months. Currently, the Association only solicits deposits in its primary market area and does not accept brokered deposits, although management may on occasion accept brokered deposits in the future as market conditions may dictate.

         The main office of the Association is located at 13523 University Avenue Clive, Iowa 50325, which is located in Polk County. Its telephone number at that address is (515) 223-8484. The Association maintains two other offices in Des Moines, Iowa. The Association considers its primary market area to comprise parts of Polk, Dallas and Warren Counties.

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

LENDING ACTIVITIES

         GENERAL. Historically, the Association has originated fixed-rate, one-to-four family residential mortgage loans. In the early 1980's, the Association began to focus on the origination of adjustable-rate mortgage ("ARM") loans, in order to increase the percentage of loans in its portfolio with more frequent repricing than fixed-rate mortgage loans. While the Association has continued to originate fixed-rate mortgage loans in response to customer demand, it also continues to offer ARMs. The Association also, from time to time, purchases loans.

         While the Association primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, it also originates multi-family and commercial real estate and, to a lesser extent, construction and consumer loans in its primary market area. At June 30, 2001, the Association's net loan portfolio totaled $87.9 million.

         The Loan Committee of the Association, comprised of executive officers Wood and Black and Chairman Bray has the immediate responsibility for the supervision of the Association's loan portfolio. The Association's loan policy requires full Board approval on all loans. The Board of Directors has responsibility for the overall supervision of the Association's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 2001, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $1.6 million. At that date the largest loan to one borrower or group of related borrowers consisted of 57 loans to one borrower totaling $1.4 million. All of such loans were performing in accordance with their terms. Currently, it is the Association's policy to limit its loans to one borrower to the maximum regulatory limit. The Association reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors, and on occasion the Association's holding company has participated in loans with the Association, which loans would have exceeded the limit on loans to one borrower had such loans been made by the Association.

         LOAN PORTFOLIO COMPOSITION. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.

                                                                                     June 30,
                                                 -----------------------------------------------------------------------------------
                                                           2001                        2000                         1999
                                                 -----------------------------------------------------------------------------------
                                                  Amount      Percent          Amount         Percent        Amount        Percent
                                                 -----------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Real Estate Loans
-----------------
 One-to-four family .............................    $55,179       61.77 %      $54,078        61.95 %       $46,178        62.55 %
 Multi-family and Commercial ....................     31,243       34.97         31,071        35.59          24,340        32.91
 Construction or development ....................      1,309        1.46            719         0.83           2,025         2.74
                                                     -------     -------        -------      -------         -------      -------
     Total real estate loans ....................    $87,731       98.20         85,868        98.37          72,543        98.26

Other Loans:
------------
 Consumer Loans:
  Deposit account ...............................        117        0.13            186         0.21             141         0.19
  Other .........................................      1,489        1.67          1,240         1.42           1,140         1.55
                                                     -------     -------        -------      -------         -------      -------
     Total consumer loans .......................      1,606        1.80          1,426         1.63           1,281         1.74
                                                     -------     -------        -------      -------         -------      -------

     Total loans ................................     89,337      100.00 %       87,294       100.00 %        73,824       100.00 %
                                                                 =======                     =======                      =======
Less:
----
 Loans in process ...............................       (717)                      (141)                        (963)
 Deferred fees and discounts ....................       (339)                      (321)                        (288)
 Allowance for losses ...........................       (382)                        259                        (242)
                                                      -------                    -------                      -------
 Total loans receivable, net ....................     $87,899                    $86,573                      $72,331
                                                      =======                    =======                      -------

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                         JUNE 30,
                                                    --------------------------------------------------------------------------------
                                                               2001                        2000                        1999
                                                    --------------------------------------------------------------------------------
                                                        AMOUNT      PERCENT         AMOUNT       PERCENT        AMOUNT      PERCENT
                                                    --------------------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Fixed Rate Loans:
----------------
 Real estate:
  One-to-four family .............................    $  42,100       47.13%        $37,398       42.84%       $28,310       38.35%
  Multi-family and Commercial ....................       15,402        17.24         15,286        17.51        14,330        19.41
  Construction or development ....................        1,309         1.46            719          .83         2,025         2.74
                                                      ---------     --------      ---------     --------       -------      -------
     Total real estate loans .....................       58,811        65.83         53,403        61.18        44,665        60.50
 Consumer ........................................        1,606         1.80          1,426         1.63         1,281         1.74
                                                      ---------     --------      ---------     --------       -------      -------
     Total fixed-rate loans ......................       60,417        67.63         54,829        62.81        45,946        62.24

Adjustable Rate Loans:
---------------------
 Real estate:
  One-to-four family .............................       13,079        14.64         16,680        19.11        17,868        24.20
  Multi-family and Commercial ....................       15,841       17.73          15,785        18.08        10,010        13.56
                                                      ---------     --------      ---------     --------       -------      -------
     Total real estate loans .....................       28,920        32.37         32,465        37.19        27,878        37.76
 Consumer ........................................          ---          ---            ---          ---           ---          ---
                                                      ---------     --------      ---------     --------       -------      -------
     Total adjustable rate loans .................       28,920        32.37         32,465        37.19        27,878          ---
                                                      ---------     --------      ---------     --------       -------      -------
     Total loans .................................       89,337      100.00%         87,294       100.00%       73,824       100.00%
                                                                     ======                       ======                     ======
LESS:
----
 Loans in process ................................         (717)                       (141)                      (963)
 Deferred fees and discounts .....................         (339)                       (321)                      (288)
 Allowance for loan losses .......................         (382)                       (259)                      (242)
                                                        -------                     -------                    -------
    Total loans receivable, net ..................      $87,899                     $86,573                    $72,331
                                                        =======                     =======                    =======

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 2001. Mortgages which have fixed, adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                                    Real Estate
                                     -----------------------------------------------------------------------------------------------
                                                          Multi-family and   Construction
                                     One-to-four family     Commercial       or Development        Consumer          Total
                                     ------------------ ------------------- ------------------ ------------------ ------------------
                                              Weighted            Weighted           Weighted           Weighted           Weighted
                                              Average             Average            Average            Average            Average
                                      Amount   Rate      Amount   Rate       Amount  Rate       Amount  Rate       Amount  Rate
                                     -------- --------- --------  --------- -------- --------- -------- --------- -------- ---------
                                                                                            (Dollars in Thousands)
Due During Years Ending
June 30, (1)
2002 .............................   $ 1,205    8.82%     $9,967    8.93%     $1,309    9.49%    $223      9.45%   $12,704    8.99%
2003 .............................     5,276    8.56       4,900    8.53         ---     ---      237      9.47     10,413    8.57
2004 .............................     9,407    8.34       3,314    8.86         ---     ---      277      9.20     12,998    8.49
2005-2009 ........................    11,377    8.30       7,110    8.86         ---     ---      829      9.13     19,316    8.54
After 2009 .......................   $27,914    8.28%     $5,952    8.64%     $  ---     ---%    $ 40      9.50%   $33,906    8.34%

-------------
         (1) Includes construction loans which the Association reclassifies as permanent loans once the construction phase is completed.

         The total amount of loans due after June 30, 2002 which have fixed interest rates is $56.9 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $19.7 million.

         ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LENDING. Loans of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. At June 30, 2001, the Company's one-to-four family residential mortgage loans totaled $55.2 million, or approximately 61.8% of the Company's total gross loan portfolio.

         The Company currently offers ARM payment and fixed-rate mortgage loans. During the year ended June 30, 2001, the Association originated $1.0 million of adjustable-rate real estate loans, which were secured by one-to-four family residential real estate. During the same period, the Company originated $12.1 million of fixed-rate real estate loans, secured by one-to-four family residential real estate. The Company's one-to-four family residential mortgage originations are primarily in its market and surrounding areas, and no such loans were sold during the three year period ended June 30, 2001.

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

         The Company also currently offers thirty year amortization ARM loans with interest rate adjustments occurring after one, and to a lesser extent, three, five and seven year terms with an interest rate margin generally 300 basis points over one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust periodically, pursuant to the contractual term. These loans provide for up to a 100 basis point annual cap and a lifetime cap of 600 basis points over the initial rate although the bulk of the Association's ARMs are estimated by management to have 500 basis point lifetime caps. Under the current ARM program, a 500 basis point lifetime cap is being utilized. Under the contractual terms, the majority of such loans do not adjust below the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Association's cost of funds. The Company's ARMs do not permit negative amortization of principal. The Association generally qualifies borrowers above the fully indexed rate.

         In underwriting one-to-four family residential real estate loans, State Federal evaluates, among other things, both the borrower's ability to make monthly payments and the value of the property securing the loan. Currently, all properties securing real estate loans made by State Federal are appraised by independent fee appraisers approved by the Board of Directors or by in-house appraisers. State Federal generally requires borrowers to obtain an attorney's title opinion, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. State Federal now requires title insurance. Real estate loans originated by the Association generally contain a "due on sale" clause allowing the Association to declare the unpaid principal balance due and payable upon the sale of the security property.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company has also engaged in commercial and multi-family real estate lending in its market area and surrounding areas and has purchased participation interests in such loans from other financial institutions throughout Iowa. At June 30, 2001, the Company had $31.2 million of commercial and multi-family real estate loans, which represented 35.0% of the Company's gross loan portfolio. There were four multi-family and commercial real estate loans 30-89 days delinquent and three non-performing loans totaling $1.1 million and $517,000, respective (five of the loans were on properties located in the Des Moines area, one in Iowa City and one commercial property located in Illinois). The commercial property in Illinois for

$705,000 is paying as agreed and now current. The Company had multi-family and commercial real estate loans, with an aggregate balance of $9.5 million at June 30, 2001, secured by real estate located in Texas, Colorado, Nebraska, Minnesota, Nevada, California, Illinois, Wisconsin and Florida.

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

         The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and office buildings and, to a lesser extent, strip shopping centers, motels, nursing homes and churches. Multi-family and commercial real estate loans generally have terms that do not exceed 30 years. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 80% of the appraised value of the security property. Multi-family and commercial real estate loans provide for a margin over a designated index which is generally the one-year Treasury bill rate. The Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Association are performed by independent appraisers.

         The following table breaks out the Company's commercial loan portfolio by type of loan at the dates indicated.

                                                                 June 30,
                                        ---------------------------------------------------------
                                                2001               2000                1999
                                        -------------------  ------------------  ----------------
                                                               (In Thousands)
            Multi-family ..............           $10,956            $9,388            $9,222
            Nursing homes .............             2,030             1,653             1,697
            Churches ..................               525               598             1,129
            Motels ....................             6,037             5,097             3,321
            Shopping Centers ..........             1,305             2,056             1,136
            Commercial Buildings ......            10,390            12,279             7,835
                                                  -------           -------           -------
                 Total ................           $31,243           $31,071           $24,340
                                                  =======           =======           =======

         This portfolio grew by $172,000 from fiscal 2000 to fiscal 2001, and the portfolio comprised 35 percent of total loans in fiscal 2001 compared to 36 percent of total loans in fiscal 2000.

         CONSTRUCTION LENDING. The Company engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes and commercial properties in the Company's primary market area and surrounding areas. At June 30, 2001, the Company had $1.3 million of gross construction loans.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for twelve months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         All construction loans to builders require payment of interest only for up to 12 months. At June 30, 2001, all of the Company's construction loans were performing in accordance with their repayment terms.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2001, eight auto loans totaling $52,600 in the consumer loan portfolio were non-performing. There can be no assurance as to the delinquencies in the future.

         The largest component of State Federal's consumer loan portfolio consists of auto loans. At June 30, 2001, such loans totaled $1.3 million or approximately 1.5% of the Association's gross loan portfolio. During the fiscal year ended June 30, 2001, the Association originated $1.1 million in auto loans as compared to $814,000 originated in the same period ended June 30, 2000. At June 30, 2001, the Association's consumer loan portfolio totaled $1.6 million or 1.8% of its total gross loan portfolio.

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

         In fiscal 2001, the Company originated $18.2 million of loans, compared to $18.0 million and $16.6 million in fiscal 2000 and 1999, respectively. Principal repayments in fiscal 2001 increased by $10.5 million from $8.2 million in fiscal 2000.

         In periods of economic uncertainty, the ability of financial institutions, including State Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

         The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                                        Year Ended June 30,
                                                           ------------------------------------------
                                                               2001            2000          1999
                                                           -------------- -------------- ------------
                                                                         (In Thousands)
Originations by type:
---------------------
 Adjustable rate:
  Real estate - one-to-four family ................             $   896       $ 1,585         $ 2,093
              - multifamily and commercial ........               1,416           ---             ---
  Non-real estate - consumer ......................                 ---           ---             ---
                                                                -------       -------         -------
         Total adjustable-rate ....................               2,312         1,585           2,093
 Fixed rate:
  Real estate - one-to-four family ................              12,069        12,873           9,077
              - multifamily and commercial ........               2,486         2,236           4,396
  Non-real estate - consumer ......................               1,314         1,317           1,034

         Total fixed-rate .........................              15,869        16,426          14,507
                                                                -------       -------         -------
         Total loans originated ...................              18,181        18,011          16,600

Purchases:
---------
  Real estate - one-to-four family                              $   ---       $   ---         $   ---
              - commercial ........................               2,472         5,238           2,416
  Non-real estate - consumer ......................                 ---           ---             ---
                                                                -------       -------         -------
         Total loans ..............................               2,472         5,238           2,416
  Mortgage-backed securities ......................                 ---           ---             ---
                                                                -------       -------         -------
         Total purchases ..........................               2,472         5,238           2,416
                                                                -------       -------         -------

Repayments:
----------
  Principal repayments ............................            $ 18,713       $ 8,232         $17,650
                                                               --------       -------         -------
         Total reductions .........................              18,713         8,232          17,650
                                                               --------       -------         -------
Increase (decrease) in other items,
 net ..............................................               (614)         (775)           1,985
                                                               --------       -------         -------
         Net increase (decrease) ..................            $ 1,326        $14,242         $ 3,351
                                                               ========       =======         =======

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

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2001. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                         Real Estate
                                             -----------------------------------------------------------------------
                                                                                         Commercial and
                                                      One-to-four family                  Multi-family
                                             ----------------------------------  -----------------------------------
                                               Number      Amount     Percent      Number      Amount      Percent
                                             ----------  ---------- -----------  ----------  ----------  -----------
                                                                     (Dollars in Thousands)
Loans delinquent for:

 30-59 days ..............................        27       $ 1,742        3.16%         3        $392        1.25%
 60-89 days ..............................        10           725        1.31          1         705        2.26
 90 days and over ........................        19         1,580        2.86          3         517        1.65
                                                  --       -------        ----         --        ----

     Total delinquent loans ..............        56       $ 4,047        7.33%         7      $1,614        5.16%
                                                 ===       =======       -----         ==      ======        -----

         At June 30, 2001 there were 8 delinquent consumer loans totaling $52,600. The ratio of delinquent loans to total loans (net) was 0.06% at June 30, 2001.

         The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio at the dates indicated. Loans are generally placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                                                            June 30,
                                                        -----------------------------------------------
                                                             2001            2000              1999
                                                        -------------    ------------     -------------
                                                                     (Dollars in Thousands)
Non-accruing loans:
  One-to-four family                                       $   1,218       $    717         $   ---
  Multi-family and commercial real estate                         48            ---             ---
  Consumer                                                        53             14             ---
                                                           ---------       --------         -------
     Total                                                     1,319            731             ---

Accruing loans delinquent more than 90 days:
  One-to-four family                                             362            244             353
  Multi-family and commercial real estate                        469            ---             525
                                                           ---------       --------         -------
     Total                                                       831            244             878

Foreclosed assets:
  One-to-four family                                             ---            ---             345
  Multi-family and commercial real estate                      1,320          1,338             788
                                                           ---------       --------         -------
     Total                                                     1,320          1,338           1,133

Total non-performing assets                                $   3,470       $  2,313         $ 2,011
                                                           =========       ========         =======
Total as a percentage of total assets                           3.23%          2.30%           2.21%
                                                           =========       ========         =======

         NON-PERFORMING ASSETS. Included in total non-performing assets are 19 mortgage loans secured by one-to-four family dwellings totaling $1.6 million and eight consumer auto loans for $52,600. One loan totaling $1.3 million on a commercial building acquired in settlement of loans, and has been sold on contract with closing scheduled for July 2001.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2001, the Association had classified a total of $1.6 million of its assets as substandard, none were classified as doubtful, and none were classified as loss.

         At June 30, 2001, total classified assets comprised $1.6 million or 22.6% of the Association's capital, or 1.6% of the Association's total assets.

         At June 30, 2001 the Association had a total of $1.3 million in property acquired in settlement of loans, which consisted of commercial real estate. The property has been sold on contract with closing scheduled for July 2001.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2001, the Company had a total allowance for loan losses of $382,000 or 0.43% of loans receivable, net. See Notes A and E of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders attached hereto as Exhibit 13.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                                 Year Ended June 30,
                                                       ---------------------------------------------------------------
                                                                2001                  2000                 1999
                                                       ---------------------  --------------------  ------------------
                                                                             (Dollars in Thousands)
Balance at beginning of period ........................         $259                $242                $206

Charge-offs ...........................................          (28)                (19)                ---
Recoveries ............................................          ---                 ---                 ---
                                                                ----                ----                ----
Net charge-offs .......................................          (28)                (19)                ---
Transfer to allowance for decline in
   value of foreclosed real estate ....................          ---                 ---                 ---
Additions charged to operations .......................          151                  36                  36
                                                                ----                ----                ----
Balance at end of period ..............................         $382                $259                $242
                                                                ====                ====                ====

Ratio of net charge-offs during the period to average
   loans outstanding during the period ................         0.03%               0.02%                ---%
                                                                ====                ====                ====

Ratio of net charge-offs during the period to average
   non-performing assets ..............................         0.96%               1.04%                ---%
                                                                ====                ====                ====

         The distribution of the Association's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                    June 30
                            --------------------------------------------------------------------------------------
                                      2001                            2000                           1999
                            ----------------------            ----------------------         ---------------------
                                          Percent                           Percent                       Percent
                                          of Loans                          of Loans                      of Loans
                                          in Each                           in Each                       in Each
                                          Category                          Category                      Category
                                          to Total                          to Total                      to Total
                             Amount        Loans               Amount         Loans           Amount        Loans
                            ---------    ---------            ---------    ---------         ---------   ---------
                                                            (Dollars In thousands)
One- to four- family .....    $165         61.77%               $99         61.95%               $69       62.55%
Multi-family and
   commercial real
   estate ................     198         34.97               144          35.59                 61       32.97
Construction                   ---          1.46               ---           0.83                 --        2.74
Consumer and
   unsecured .............      19          1.80                16           1.63                 12        1.74
Unallocated ..............     ---           ---               ---            ---                100         ---
                             -----        ------             -----         ------               ----      ------
     Total ...............   $ 382        100.00%            $ 259         100.00%              $242      100.00%
                             =====        ======             =====         ======               ====      ======


INVESTMENT ACTIVITIES

         State Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The Association's investment policy objective in this regard sets the Association's desired liquidity between 6% and 12%. As of June 30, 2001, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.2%. See "Regulation - Liquidity."

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

         CASH AND INVESTMENTS IN CERTIFICATES OF DEPOSIT AND OTHER INVESTMENTS. At June 30, 2001, the Company's cash and interest-bearing deposits in other financial institutions totaled $7.3 million, or 6.78% of its total assets. Certificates of deposits invested in other institutions totaled $297,000 or .27% of its total assets. The Association has a $1.8 million investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. The Company has $1.6 million or 1.48% of its total assets invested in corporate securities, which includes preferred common stocks. The Company has $306,000 or .28% of its assets invested in federal agency securities and municipal bonds. See Note D of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as
Exhibit 13.

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

         The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                                        June 30,
                                                   ---------------------------------------------------------------------------------
                                                            2001                         2000                         1999
                                                   ---------------------         ---------------------        ----------------------
                                                      Book         % of             Book         % of            Book         % of
                                                      Value       Value             Value       Value            Value        Value
                                                   ---------------------         ---------------------        ----------------------
                                                                                 (Dollars in Thousands)
Investment Securities:
     Corporate equity securities .................   $1,619       43.92%          $1,685        45.59%          $1,438        46.51%
     Federal agency debt securities ..............      204        5.54              446        12.07              406        13.13
     Municipal bonds .............................      101        2.74              100         2.70              100         3.23
FHLB stock .......................................    1,762       47.80            1,465        39.64            1,148        37.13
                                                      -----       -----            -----        -----            -----        -----
     Total investment securities and FHLB
      stock ......................................   $3,686      100.00%          $3,696       100.00%          $3,092       100.00%
                                                     ======      ======           ======       ======           ======       ======

Other Interest-Earning Assets:
  Interest-bearing deposits with banks ...........   $6,691       95.75%          $2,196        81.58%          $8,212        90.28%
  Certificates of deposit invested
   in other institutions .........................      297        4.25              496        18.42              884         9.72
                                                      -----       -----            -----        -----            -----        -----
     Total .......................................   $6,988      100.00%          $2,692       100.00%          $9,096       100.00%
                                                     ======      ======           ======       ======           ======       ======
Average remaining life or term to repricing of
    certificates of deposit ......................   1-1/2 years                   2 years                      1 year

Contractual maturities of federal agency debt securities and municipal bonds are shown below:

                                                              June 30, 2001
                                                          ----------------------
                                                                       Weighted
                                                             Book      Average
                                                             Value      Yield
                                                          ----------- ----------
                                                          (Dollars in Thousands)
              Due in one year or less                        $ ---        ---%
              Due after one year through five years            ---        ---
              Due after five years through ten years           305       6.48
              Due after ten years                              ---
                                                             -----
                                                             $ 305
                                                             =====

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

         DEPOSITS. State Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook savings accounts, NOW and money market accounts, and certificate accounts ranging in terms from three months to 60 months. The Association only solicits deposits from its market area and does not currently use brokers to obtain deposits. The Association relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

         The variety of deposit accounts offered by the Association has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Association has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of the Association to attract and maintain certificate of deposit accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Association during the periods indicated.

                                                                   Year Ended June 30,
                                         ---------------------------------------------------------------
                                                  2001              2000                1999
                                         ---------------------------------------------------------------
                                                          (Dollars in Thousands)
Opening balance ........................           $53,648             $54,713             $53,672
Deposits ...............................            80,230              66,932              66,888
Withdrawals ............................          (73,984)            (70,762)            (68,735)
Interest credited ......................             3,093               2,765               2,888
                                                     -----               -----               -----

Ending balance .........................           $62,987             $53,648             $54,713
                                                   =======             =======             =======

Net increase (decrease) ................            $9,339            $(1,065)              $1,041
                                                    ======            =======               ======

Percent increase (decrease) ............              17.4%             (1.95%)               1.94%
                                                      ====               ====                 ====

         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.

                                                                 Maturity
                                             ----------------------------------------------------
                                                               Over        Over
                                               3 Months       3 to 6      6 to 12        Over
                                               or Less        Months       Months       12 Months     Total
                                             ------------  -----------  -----------   -----------  -----------
                                                                (Dollars in Thousands)
Certificates of deposit less
 than $100,000 ...............................   $6,097       $11,183      $10,292       $14,986     $42,558
Certificates of deposit of $100,000 or more ..    1,345         3,254        1,843         2,736       9,178
                                                 ------       -------      -------       -------     -------
Total certificates of deposit ................   $7,442       $14,437      $12,135       $17,722     $51,736
                                                 ======       =======      =======       =======     =======

         BORROWINGS. Although deposits are the Association's primary source of funds, the Association's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Association desires additional capacity to fund loan demand.

         State Federal's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2001, the Association had $29.2 million in FHLB advances.

         At June 30, 2001, the Association had no repurchase agreements or other borrowings not mentioned above outstanding.

         The following table sets forth certain information including the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                                       Year Ended June 30,
                                                        -----------------------------------------------
                                                              2001            2000           1999
                                                        -----------------------------------------------
                                                                     (Dollars In Thousands)
Maximum Balance:
---------------
  FHLB advances                                              $35,235          $29,284        $19,000
                                                             =======          =======        =======

Average Balance:
---------------
  FHLB advances                                              $32,543          $21,716        $18,918
                                                             =======          =======        =======

 Weighted average interest rate of FHLB advances                5.21%            6.31%          5.70%
                                                                ====             ====           ====

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

         State Federal has one subsidiary which is a service corporation, State Service Corporation, located in Des Moines, Iowa. State Service Corporation was organized by State Federal in 1976. State Service Corporation owns and operates a 60-unit apartment complex, in Pleasant Hill, Iowa.

         During the fiscal year ended June 30, 2001, State Service Corporation's gross revenues from property management activities (consisting of rental income) totaled approximately $331,700 and expenses (consisting of depreciation, interest, property taxes, insurance, management fees, and maintenance) were $270,450. Income tax expense totaled $30,000 for 2001. State Service Corporation has not had significant capital expenditures with regard to its real estate operation over the past three fiscal years. Revenues from State Service Corporation's interest income on real estate contracts totaled $17,650.


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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

         The OTS has extensive authority over the operations of savings associations. As part of this authority, State Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular examination of State Federal was as of March 31, 2001. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2001 was approximately $27,800.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, the Association's lending limit under this restriction was approximately $1.6 million.

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

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         State Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2001, the Association met the requirements of a well-capitalized institution.

         The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for BIF and SAIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

         At June 30, 2001 the Association had tangible capital of $6.0 million, or 5.87% of adjusted total assets, which is approximately $4.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At June 30, 2001, the Association had core capital equal to $6.0 million, or 5.87% of adjusted total assets, which is $1.9 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2001, State Federal had no capital instruments that qualify as supplementary capital but had $382,000 of general loss reserves, which was less than .59% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. State Federal had no such exclusions from capital and assets at June 30, 2001.

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

         On June 30, 2001, the Association had total risk-based capital of $6.3 million (including $6.0 million in core capital and $382,000 in qualifying supplementary capital) and risk-weighted assets of $64.0 million or total risk-based capital of 9.91% of risk-weighted assets. This amount was $1.2 million above the 8% requirement in effect on that date.

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

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

         OTS regulations impose various restrictions or requirements on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years.

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

QUALIFIED THRIFT LENDER TEST

         All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings Association may maintain 60% of its assets specified in Section 770(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2001, the Association met the test and has always met the test since its effectiveness.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

         As a member, State Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2001, State Federal had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.59 % and were 6.07% for fiscal year 2001.

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

         For the fiscal year ended June 30, 2001, dividends paid by the FHLB of Des Moines to State Federal totaled $98,900 which constitutes a $20,700 increase from the amount of dividends received in the fiscal year ended June 30, 2000. The $20,300 dividend received for the period ended May 31, 2001 and paid June 15, 2001 reflects an annualized rate of 4.56%, which decreased 2.30% from the same quarter ended June 30, 2000, which was a rate of 6.86%.

FEDERAL AND STATE TAXATION

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

         A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30,

2001, the portion of the Association's reserves subject to this treatment for tax purposes totaled approximately $1.35 million.

         State Federal and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. State Federal and its subsidiaries have not been audited by the IRS within the last ten years.

         IOWA TAXATION. The Holding Company and the Association's subsidiaries file Iowa corporation tax returns while the Association files an Iowa franchise tax return.

         Iowa imposes a franchise tax on the taxable income for both mutual and stock savings and loan associations. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax.

         Taxable income under the Iowa corporate income tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa tax, no deduction is allowed for Iowa income tax payments; interest from state and municipal obligations is included in income; interest from U.S. obligations is excluded from income; and 50% of federal corporate income tax is excluded from income. The Iowa corporate income tax rates range from 6% to 12% and may be effectively increased, in individual cases, by application of a minimum tax provision.

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

         The Association's primary concentration is Des Moines, Iowa. There are over 30 commercial banks and approximately 30 credit unions in the Association's market area. The Association estimates its share of the savings market in its primary market area to be approximately 1.0%.

EMPLOYEES

         At June 30, 2001, the Company and its subsidiary had a total of 25 full- time employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES
         ----------

         The Association conducts its business at its main office and one other location in its primary market area. The following table sets forth information relating to each of the Association's offices as of June 30, 2001.

         The Association owns two branch offices and its main office. The total net book value of the Association's premises and equipment (including land, building, furniture, fixtures and equipment) at June 30, 2001 was $3.9 million. See Note H of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                                         Total
                                                                      Approximate
                                                  Date                  Square             Net Book Value at
         Location                                Acquired               Footage             June 30, 2001
------------------                         --------------------    -----------------   ------------------------
Main Office:
   13523 University Avenue                          2001                  12,000                  $ 2,630,000
   Clive, Iowa

Branch Offices:
   4018 University Avenue                           1985                   4,000                  $   280,000
   Des Moines, Iowa

   519 Sixth Avenue                            January 3, 1995             3,300                  $   710,000
   Des Moines, Iowa

         The Association conducts its data processing through a service bureau, NCR Corporation. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2001 was $74,000. The net book value of other furniture and equipment at June 30, 2001 was $234,000

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         State Federal is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. Neither the Company nor State Service Corporation, the Association's wholly-owned subsidiary, is a party to any legal action. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing State Federal in the proceedings, that the resolution of these proceedings should not have a material effect on State Federal's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
         -------------------------------------------------

         Page 37 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference. The dividend payout ratio for June 30, 2001 was 87.5%.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION AND SELECTED FINANCIAL DATA
         -----------------------------------------------------------

         Pages 7 through 16 of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2001 is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


                                                                                                     PAGES IN
ANNUAL REPORT SECTION                                                                             ANNUAL REPORT
---------------------------------------------------------------------------------------------    ----------------

Independent Auditors' Report ................................................................            17

Consolidated Balance Sheets as of June 30, 2001 and 2000 ....................................            18

Consolidated Statements of Income for the Years Ended
     June 30, 2001, 2000 and 1999 ...........................................................            19

Consolidated Statements of Stockholders' Equity for Years Ended
     June 30, 2001, 2000 and 1999 ...........................................................            21

Consolidated Statements of Cash Flows for Years Ended June 30, 2001, 2000 and 1999 ..........            22

Notes to Consolidated Financial Statements ..................................................       23 through 36


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 2001 is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------------------

DIRECTORS
---------

         Information concerning directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          ----------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STATEFED FINANCIAL CORPORATION

Date:     September 28, 2001            By: /s/ Randall C. Bray
     -----------------------                -------------------------------
                                                Randall C. Bray
                                                (DULY AUTHORIZED REPRESENTATIVE)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/Randall C. Bray                        /s/ Craig Wood
---------------------------                 -------------------------------
RANDALL C. BRAY                             CRAIG WOOD
Chairman of the Board                       Director and Co- President
 Officer

Date:    September 28, 2001                Date:   September 28, 2001
     ----------------------                     --------------------------------


---------------------------                -------------------------------------
HARRY A. WINEGAR                           EUGENE M. MCCORMICK
Director                                   Director

Date:    September 28, 2001                Date:   September 28, 2001
     ----------------------                     --------------------------------


  /s/ Sidney M. Ramey                      /s/ Kevin J. Kruse
---------------------------                -------------------------------------
SIDNEY M. RAMEY                            KEVIN J. KRUSE
Director                                   Director

Date:    September 28, 2001                Date:   September 28, 2001
     ----------------------                     --------------------------------


                                           /s/ Andra K. Black
---------------------------                -------------------------------------
WILLIAM T. NASSIF                          ANDRA K. BLACK
Director                                   Director, Co-President, Secretary and
                                                     Chief Financial and
                                                     Accounting Officer

Date:    September 28, 2001                Date:   September 28, 2001
     ----------------------                     --------------------------------

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (A)  EXHIBITS

                                                                                                   REFERENCE TO
                                                                                                  PRIOR FILING OR
                                                                                                  EXHIBIT NUMBER
 EXHIBIT NUMBER         DOCUMENT                                                                  ATTACHED HERETO
----------------        ----------------------------------------------------------------------   -----------------

         3(I)           Articles of Incorporation, including amendments thereto                         *

        3(II)           By-Laws                                                                         **

          4             Instruments Defining the Rights of Security Holders,
                             including indentures                                                       *

          9             Voting Trust Agreement                                                         None

          10            Executive Compensation plans and Arrangements
                        (a)      Employment Contract Between:
                           (i)   Randall C. Bray and the Association                                   10.1
                           (ii)  Andra K. Black and the Association                                     *
                           (iii) Craig Wood and the Association                                         *
                        (B)      1993 Stock Option and Incentive Plan                                   *
                        (C)      1993 Management Recognition and Retention Plan                         *
                        (D)      Deferred Compensation Agreement (John Golden)                          *
                        (E)      Severance Agreement (John Golden)                                     10.2

          11            Statement Regarding Computation of Per Share Earnings                          None

          13            Annual Report to Security Holders                                               13

          16            Letter Regarding Change in Certifying Accountant                               None

          18            Letter Regarding Change in Accounting Principles                               None

          21            Subsidiaries of Registrant                                                      21

          22            Published Report Regarding Matters Submitted to                                None
                             Vote of Security Holders

          23            Consents of Experts and Counsel                                                 23

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

** Filed as exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

         (B)  REPORTS ON FORM 8-K

THE FOLLOWING REPORTS ON FORM 8-K WERE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION DURING THE QUARTER ENDING JUNE 30, 2001:


                          Regarding Event
         Date Filed:      Occurring On:       Nature of Event
         -----------    -------------------   ------------------------------------------------------------------

         04/30/2001         04/24/2001        Chairman John F. Golden announces retirement from Board of
                                              Directors of Registrant

         05/08/2001         05/03/2001        Announcement of Registrant's third quarter earnings

         05/10/2001         05/08/2001        Registrant announces new Chairman; announces Annual Meeting date

         05/11/2001         05/11/2001        Announcement of offer to buy up to 230,770 Shares "Dutch Auction."

         06/15/2001         06/14/2001        Announcement of preliminary results of modified dutch auction tender offer

         06/21/2001         06/19/2001        Announcement of final results of modified dutch auction tender offer