Form 10QSB
period 2001-09-30
STATEFED FINANCIAL CORP
filed 2001-11-14
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                           42-1410788
     ------------------------                  --------------------------------
    (State of other jurisdiction               (I.R.S. Employer Identification
    of incorporation or organization)                     or Number)

                   13523 University Avenue, Clive, Iowa 50325
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (515) 223-8484
------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

         As of November 9, 2001, there were 1,279,526 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION

                                   Form 10-QSB

                                      Index

Financial Information                                                  Page No.

     Item 1.      Consolidated Financial Statements:

                  Consolidated Statements of Financial Condition
                  as of September 30, 2001 and June 30, 2001               3

                  Consolidated Statements of Income for
                  the Three Months Ending September 30, 2001
                  and September 30, 2000                                    4

                  Consolidated Statements of Comprehensive Income for
                  the Three Months Ending September 30, 2001
                  and September 30, 2000                                    5

                  Consolidated Statement of Stockholders'
                  Equity for the Three Months Ending September 30, 2001     6

                  Consolidated Statements of Cash Flows
                  for the Three Months Ending September 30, 2001 and
                  September 30, 2000                                        7

                  Notes to Consolidated Financial Statements                8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10

PART II.          Other Information                                        14

                  Signatures                                               16

                         STATEFED FINANCIAL CORPORATION

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001


                                ASSETS                                           (UNAUDITED)
                                                                            SEPTEMBER 30, 2001               JUNE 30, 2001
Cash and amounts due from depository institutions                        $           4,437,378             $      7,278,551
Investments in certificates of deposit                                                 297,198                      297,272
Investment securities available for sale                                             1,934,005                    1,924,855
Loans receivable, net                                                               86,892,060                   87,898,936
Real estate held for investment, net                                                 2,088,236                    2,106,442
Property acquired in settlement of loans                                                43,779                    1,320,458
Office property and equipment, net                                                   3,909,846                    3,947,620
Federal Home Loan Bank stock, at cost                                                1,762,200                    1,762,200
Accrued interest receivable                                                            599,592                      630,166
Other assets                                                                           377,103                      382,936
                                                                         ----------------------            ----------------
        TOTAL ASSETS                                                     $         102,341,397             $    107,549,436
                                                                       ========================           ==================


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                 $          66,656,449             $     62,987,496
Advances from Federal Home Loan Bank                                                20,500,000                   29,185,149
Advances from borrowers for taxes and insurance                                              -                      395,032
Accrued interest payable                                                               247,335                      170,864
Dividends payable                                                                      127,733                      127,633
Income taxes:current and deferred                                                      269,918                      203,541
Other liabilities                                                                      391,486                      392,053
                                                                         ----------------------            ----------------

        TOTAL LIABILITIES                                                $          88,192,921             $     93,461,768
                                                                         ----------------------            ----------------

Stockholders' equity:
Common stock                                                             $              17,810             $         17,810
Additional paid-in capital                                                           8,533,116                    8,522,356
Unearned compensation - restricted stock awards                                       (128,941)                    (143,866)
Accumulated other comprehensive income-
 unrealized gains (losses) on investments, net of deferred taxes                        34,533                       25,349
Treasury stock                                                                      (5,185,534)                  (5,195,834)
Retained earnings - substantially restricted                                        10,877,492                   10,861,853
                                                                         ----------------------            ----------------

   TOTAL STOCKHOLDERS' EQUITY                                            $          14,148,476             $     14,087,668
                                                                         ----------------------            ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         102,341,397             $    107,549,436
                                                                       ========================           ==================

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ending September 30, 2001 and 2000

                                  (Unaudited)


                                              ------------------            ------------------
                                                    2001                          2000
                                              ------------------            ------------------
Interest Income:
Loans                                              $ 1,845,983                   $  1,920,884
Investments                                             48,694                         61,162
Other                                                   55,609                         27,421
                                                    -----------                  ------------
    Total interest income                            1,950,286                      2,009,467

Interest Expense:
Deposits                                               853,512                        675,186
Borrowings                                             355,821                        456,291
                                                    -----------                  ------------
    Total interest expense                            1,209,333                     1,131,477

Net interest income                                     740,953                       877,990
Provision for loan losses                                24,000                         9,000
                                                    -----------                  ------------

Net interest income after
  provision for loan losses                             716,953                       868,990

Non-interest income:
Real estate operations                                  127,810                       127,745
Other                                                    28,747                        28,760
                                                    -----------                  ------------
    Total non-interest income                           156,557                       156,505

Non-interest expense:
Salaries and benefits                                   325,787                       240,863
Real estate operations                                   80,996                        79,879
Occupancy and equipment                                  74,631                        37,878
FDIC premiums and OTS assessments                         9,407                         9,548
Data processing                                          33,064                        28,700
Other                                                   139,013                       143,750
                                                    -----------                  ------------
Total non-interest expense                              662,898                       540,618
                                                    -----------                  ------------

Income before income taxes                              210,612                       484,877

Income tax expense                                       67,240                       160,786
                                                    -----------                  ------------

Net income                                         $    143,372                  $    324,091
                                                  =============                 =============

Basic earnings per share                                 $ 0.11                        $ 0.22
Diluted earnings per share                               $ 0.11                        $ 0.22

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the Three Months Ending September 30, 2001 and 2000

                                  (Unaudited)

                                                ---------------------             -------------------
                                                        2001                             2000
                                                ---------------------             -------------------

Net Income                                          $       143,372                  $       324,091

Other comprehensive income,
   net of tax:

      Unrealized holding gains (losses) on
      securities arising during period              $         9,184                            2,478
                                                ---------------------             -------------------

Comprehensive income                                $        152,556                 $       326,569
                                                =====================             ===================

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Three Months Ending September 30, 2001 and 2000

                                  (Unaudited)




Balance - June 30, 2001                                                     $ 14,087,668

Additional paid in capital                                                        10,760

Other comprehensive income--change in unrealized gains
(losses) on investment securities, net of deferred income taxes                    9,184

Dividends  declared                                                             (127,733)

Stock options exercised (1,000 shares)                                            10,300

ESOP common stock released for allocation                                         14,925

Net income                                                                       143,372
                                                                            -------------

Balance - September 30, 2001                                                $ 14,148,476
                                                                          ===============

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ending September 30, 2001 and 2000

                                  (Unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES                                              SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
------------------------------------                                              ------------------        ------------------
Net Income                                                                        $        143,372          $        324,091
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation                                                                                32,579                    42,410
Amortization of ESOP                                                                        25,685                    25,703
Deferred loan fees                                                                          (6,900)                   10,393
Provision for losses on loans                                                               (7,216)                    9,000
Change in:
      Accrued interest receivable                                                           30,574                   (38,237)
     Other Assets                                                                            5,833                   (13,623)
      Accrued interest payable                                                              76,471                    11,219
      Current income tax liability                                                          66,377                   129,375
      Other Liabilities                                                                       (567)                  (28,178)
                                                                                ---------------------     --------------------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                $        366,208          $        472,153

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of investments in certificates of deposit                                            $ 74                     $ 124
Proceeds from sale or maturity of available-for-sale investment securities                      34                   250,034
(Purchase) redemption of FHLB Stock                                                              -                   (98,800)
Net (increase) decrease in loans outstanding                                             1,020,992                (3,009,143)
Investment in real estate held for investment                                                    -                    (1,923)
Investment in real estate acquired in settlement of loans                                1,276,679                     3,412
Purchase of office property and equipment                                                   23,401                  (428,064)
                                                                                ---------------------     --------------------
     NET CASH FLOWS USED BY INVESTING ACTIVITIES                                  $      2,321,180          $     (3,284,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                    $ 3,668,953                 $ 141,180
Advances from the Federal Home Loan Bank                                                         -                 2,000,000
Repayment of advances from the Federal Home Loan Bank                                   (8,685,149)                  (24,150)
Net decrease in advances from borrowers                                                   (395,032)                 (353,743)
Dividends paid                                                                            (127,633)                 (113,220)
Proceeds from sale of treasury stock                                                        10,300                     8,707
                                                                                ---------------------     --------------------
      NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                      $     (5,528,561)         $      1,658,774
                                                                                ---------------------     --------------------
                                                                                ---------------------     --------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                               $     (2,841,173)         $     (1,153,433)
-----------------------------------                                             ---------------------     --------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    $      7,278,551          $      2,477,494
-------------------------                                                       ---------------------     --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $      4,437,378          $      1,324,061
-------------------------                                                       =====================     ====================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the Three Months Ending
                    September 30, 2001 and September 30, 2000
                                   (Unaudited)


1.       BASIS OF PRESENTATIONS

         These consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30,
2001). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Corporation"), its subsidiary, State Federal Savings and Loan Association (the "Association" or "State Federal") and the Association's subsidiary, State Service Corporation.

         These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the company's Annual Report on Form 10-KSB for the year, which ended June 30, 2001.


2.       EARNINGS PER SHARE OF COMMON STOCK

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding totaled 1,251,422 at September 30, 2001 and 1,472,235 at September 30, 2000.

         Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share totaled 1,281,809 at September 30, 2001 and 1,500,170 at September 30, 2000.

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, savings institutions must meet four separate capital requirements. The Association's capital ratios and balances at September 30, 2001 are as follows:



                                                     AMOUNT                        %
                                                    ------------------------------------

                                                             (Dollars in thousands)
         Tangible Capital:
                  Association's                        $6,181                     6.46%
                  Requirement                           1,435                     1.50
                                                      -------                   -------
                  Excess                               $4,746                     4.96%
         Core Capital:
                  Association's                        $6,181                     6.46%
                  Requirement                           3,827                     4.00
                                                      -------                    ------
                  Excess                               $2,354                     2.46%
         Risk-Based Capital:
                  Association's                        $6,649                    10.58%
                  Requirement                           5,025                     8.00
                                                        -----                   -------
                  Excess                               $1,624                     2.58%



4.           STOCK OPTION PLAN

          At June 30, 2001 there were unexercised options for 59,594 shares of common stock under the terms of the StateFed Financial Corporation 1993 Stock Option Plan. The options have an exercise price of $5 per share. There were 1,000 options exercised during the three months ended September 30, 2001.



5.       STOCK REPURCHASE PLAN

         On February 21, 2001, the Company's Board of Directors authorized management to repurchase up to 75,580 shares of the Company's common stock over the next six months. During the three-month period ending September 30, 2001, there were no shares repurchased.

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

FINANCIAL CONDITION

         The Company's total assets decreased $5.2 million, from $107.5 million at June 30, 2001 to $102.3 million at September 30, 2001. This decrease was due primarily to decreases in cash and cash equivalents of $2.8 million, net loans receivable of $1.0 million and property acquired in settlement of loans of $1.3 million.

         Cash and amounts due from depository institutions decreased $2.8 million, from $7.28 million at June 30, 2001 to $4.44 million at September 30, 2001. The decrease in cash and cash equivalents was the result of the repayment of Federal Home Loan Bank advances, partially offset by an increase in deposits and the repayment of loans receivable.

         Net loans receivable decreased $1.0 million, from $87.9 million at June 30, 2001 to $86.9 million at September 30, 2001. Repayment of principal totaled $6.5 million for the three-month period, while loan origination's totaled $5.1 million for the same period.

         Total deposits increased by $3.7 million from $63.0 million at June 30, 2001 to $66.7 million at September 30, 2001. During the three-month period ending September 30, 2001, certificates of deposit increased $2.96 million, money market fund accounts increased $488,000, checking deposits increased $157,000 and savings accounts increased $65,000.

         Total stockholders' equity increased $60,800 from $14.09 million at June 30, 2001 to $14.15 million September 30, 2001. The increase was primarily the result of net earnings of $143,372, accounting for employee stock awards and options of $36,000,and an increase in unrealized loss on investment securities of $9,200, which was partially offset by dividends declared of $127,700.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDING SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         GENERAL. Net income decreased $180,700 from $324,100 for the three months ended September 30, 2000 to $143,400 for the three months ended September 30, 2001. The decrease in net income was primarily due to a decrease in net interest income of $137,000, and by increases in provision for loan losses and non-interest expense of $15,000 and $122,300, respectively, partially offset by a decrease of $93,600 in income tax expense.

         NET INTEREST INCOME. Net interest income decreased $137,000 from $878,000 for the three months ended September 30, 2000 to $741,000 for the three months ended September 30, 2001. The decrease was due primarily to an increase in interest expense on deposits of $178,300 resulting from an increase in deposits, and to a lesser extent a decrease in total interest income of $59,200, partially offset by a decrease in interest expense on Federal Home Loan Bank advances of $100,500 due to the repayment of advances.

         INTEREST INCOME. Interest income decreased $59,200 from $2.0 million for the three months ended September 30, 2000 to $1.95 million for the three months ended September 30, 2001. Interest income on loans and investments decreased $75,000 and $12,400, respectively, and was partially offset by an increase in other interest income of $28,200.

The decrease in interest earned on loans receivable resulted from a decrease in the average loans receivable balances, and a decrease in interest rates. Interest on investments decreased primarily from a decrease in the investment portfolio. Other interest income increased primarily from an increase in the balance of other interest earning assets.

         INTEREST EXPENSE. Interest expense increased $77,800 from $1.13 million in the three months ended September 30, 2000 to $1.21 million in the three months ended September 30, 2001. This increase resulted primarily from an increase of interest paid on deposits of $178,300 and was partially offset by a decrease in interest paid on borrowings of $100,500. The increase of interest expense on deposits was primarily due to an increase in the balance of deposit accounts from the prior period. The decrease in borrowings resulted primarily from the repayment of Federal Home Loan Bank advances and the average rate paid on the advances from the prior period.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended September 30, 2001 was $24,000, an increase of $15,000 as compared to $9,000 the three months ended September 30, 2000. The increase was related primarily to increases in the level of non-performing loans. The provision during the three months ended September 30, 2001 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income was $156,600 for the three months ended September 30, 2001 and $156,500 for the three months ended September 30, 2000.

         NON-INTEREST EXPENSE. Non-interest expense increased from $540,600 in the three months ended September 30, 2000 to $662,900 in the three months ended September 30, 2001. The increase of $122,300 for the September 2001 quarter compared with the same quarter in September 2000 was primarily due to costs associated with the company's new location in Clive, which opened during March, 2001.

           INCOME TAX EXPENSE. Income tax expense was $67,200 for the three months ended September 30, 2001 compared to $160,800 for the three months ended September 30, 2000, a decrease of $93,600, primarily due to the decrease in taxable income.

         LIQUIDITY AND CAPITAL RESOURCES. The Office of Thrift Supervision regulations require the Association to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Association may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Association's regulatory liquidity at September 30, 2001 was 7.94%.

The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans, interest earned on investments and funds provided by operations. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short- and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 2001, the Association exceeded all fully phased-in regulatory capital requirements.

         At September 30, 2001, the Association's tangible equity capital was $6.2 million, or 6.46%, of tangible assets, which is in excess of the 1.5% requirement by $4.7 million. In addition, at September 30, 2001, the Association had core capital of $6.2 million, or 6.46%, of adjusted total assets, which exceeds the 4% requirement by $2.4 million. The Association had total risk-based capital of $6.6 million at September 30, 2001, or 10.58%, of risk-weighted assets which exceeds the 8.0% risk-based capital requirements by $1.6 million.

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


REGULATORY DEVELOPMENTS

As of September 30, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonable likely to have a material adverse effect on the Company's liquidity, capital resources of operations.

                         STATEFED FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

         As of September 30, 2001, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

Item 1- Legal Proceedings
        -----------------
       Not applicable.

Item 2 - Changes in Securities
         ---------------------
       Not applicable.

Item 3 - Defaults Upon Senior Securities
         -------------------------------
       Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------
          (a)  The annual meeting of stockholders was held on October 24, 2001.
          (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against, or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below.

Election of the following Directors to a three year term:

                            FOR              WITHHELD        BROKER NON-VOTES
                            ---              --------        ----------------
Craig A. Wood             973,830             80,600                 0
Harry A. Winegar        1,016,630             37,800                 0
William T. Nassif       1,026,830              27,600                0

Ratification of McGowen, Hurst, Clark & Smith, PC as auditors for the Company for the fiscal year ending June 30, 2002:

                      For                        1,053,480
                      Against                          900
                      Abstain                           50
                      Broker Non-Votes                   0

Accordingly, Directors Wood, Winegar, and Nassif were reelected to the Board and the selection of McGowen, Hurst, Clark & Smith, PC was ratified by the shareholders.

Item 5 - Other Information
         ------------------
           None

Item 6 - Exhibits and Reports On Form 8-K
         --------------------------------
         (a) Exhibits

           Not applicable.

         (b) The following is a description of the Form 8-K's filed during the three months ended September 30, 2001:

               1. On September 7, 2001, a current report on Form 8-K was filed reflecting quarterly financial information.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STATEFED FINANCIAL CORPORATION
                                        Registrant


Date:                                   /s/ Craig A. Wood
     ---------------------------       -------------------------------------
                                        Craig A. Wood
                                        Co-President


Date:                                   /s/ Andra K. Black
    ----------------------------        ------------------------------------
                                        Andra K. Black
                                        Co-President and Chief Financial Officer