Form 10QSB
period 2001-12-31
STATEFED FINANCIAL CORP
filed 2002-02-15
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   42-1410788
    ----------------------------              -------------------------------
    (State of other jurisdiction              (I.R.S. Employer Identification
    of incorporation or organization)                    or Number)

                   13523 University Avenue, Clive, Iowa 50325
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (515) 223-8484
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

         As of February 13, 2002, there were 1,279,526 shares of the Registrant's common stock issued and outstanding.

                         STATEFED FINANCIAL CORPORATION
                                   Form 10-QSB
                                      Index

                                                                          Page
PART I. - CONSOLIDATED FINANCIAL INFORMATION                             Number

         Item 1.  Financial Statements                                      3
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings                                        15
         Item 2.  Changes in Securities                                    15
         Item 3.  Defaults upon Senior Securities                          15
         Item 4.  Submission of Matters to Vote of Security Holders        15
         Item 5.  Other Information                                        15
         Item 6.  Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                                 16


PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       DECEMBER 31, 2001 AND JUNE 30, 2001


                               ASSETS                                   (UNAUDITED)
                                                                      DECEMBER 31,2001              JUNE 30, 2001
Cash and amounts due from depository institutions                      $       3,735,756           $      7,278,551
Investments in certificates of deposit                                           297,123                    297,272
Investment securities held-for-sale                                            1,954,978                  1,924,855
Loans receivable, net                                                         84,520,624                 87,898,936
Real estate held for investment, net                                                   -                  2,106,442
Property acquired in settlement of loans                                       1,004,761                  1,320,458
Office property and equipment, net                                             3,928,397                  3,947,620
Federal Home Loan Bank stock, at cost                                          1,762,200                  1,762,200
Accrued interest receivable                                                      608,005                    630,166
Other assets                                                                     422,984                    382,936
                                                                      -------------------         ------------------

        TOTAL ASSETS                                                   $      98,234,828           $    107,549,436
                                                                      ===================         ==================


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                               $      68,386,644           $     62,987,496
Advances from Federal Home Loan Bank                                          14,000,000                 29,185,149
Advances from borrowers for taxes and insurance                                  359,208                    395,032
Accrued interest payable                                                           6,180                    170,864
Dividends payable                                                                127,953                    127,633
Income taxes:current and deferred                                                444,893                    203,541
Other liabilities                                                                415,895                    392,053
                                                                      -------------------         ------------------

        TOTAL LIABILITIES                                                     83,740,773                 93,461,768
                                                                      -------------------         ------------------

Stockholders' equity:
Common stock                                                           $          17,810           $         17,810
Additional paid-in capital                                                     8,536,731                  8,522,356
Unearned compensation - restricted stock awards                                 (114,241)                  (143,866)
Unrealized gain on investments                                                    37,540                     25,349
Treasury stock                                                                (5,162,881)                (5,195,834)
Retained earnings - substantially restricted                                  11,179,096                 10,861,853
                                                                      -------------------         ------------------

   TOTAL STOCKHOLDERS' EQUITY                                                 14,494,055                 14,087,668
                                                                      -------------------         ------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      98,234,828           $    107,549,436
                                                                      ===================         ==================


                                      STATEFED FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATION
            FOR THE THREE AND SIX MONTH PERIODS ENDING DECEMBER 31, 2001 AND DECEMBER 31, 2000


                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                              DECEMBER 31                                DECEMBER 31
                                                              (UNAUDITED)                                (UNAUDITED)
                                                --------------------  -------------------  -------------------  -------------------
                                                       2001                  2000                 2001                 2000
                                                ====================  ===================  ===================  ===================
Interest Income:
Loans                                            $        1,797,089    $       2,025,510    $       3,643,071    $       3,946,394
Investments                                                  54,455               56,992              103,149              118,154
Other                                                         9,003               37,028               64,612               64,450
                                                --------------------  -------------------  -------------------  -------------------
    Total interest income                                 1,860,547            2,119,530            3,810,832            4,128,998

Interest Expense:
Deposits                                                    840,006              772,173            1,693,518            1,447,359
Borrowings                                                  232,523              504,183              588,343              960,474
                                                --------------------  -------------------  -------------------  -------------------
    Total interest expense                                1,072,529            1,276,356            2,281,861            2,407,833

Net interest Income                                         788,018              843,174            1,528,971            1,721,165
Provision for loan losses                                   154,000                9,000              178,000               18,000
                                                --------------------  -------------------  -------------------  -------------------

Net interest income after
  provision for loan losses                                 634,018              834,174            1,350,971            1,703,165

Non-interest Income:
Real estate operations                                      107,075              134,386              234,884              262,131
Loss on sale of investments                                       -              (90,673)                   -              (90,673)
Gain on sale of real estate, net                            638,155                7,772              638,195                7,809
Other                                                        33,567               31,599               62,275               60,322
                                                --------------------  -------------------  -------------------  -------------------
    Total non-interest income                               778,797               83,084              935,354              239,589

Non-interest expense:
Salaries and benefits                                       339,755              273,617              665,541              514,480
Real estate operations                                       60,052               64,626              141,048              144,505
Occupancy and equipment                                      99,363               38,526              173,995               76,404
FDIC Premiums and OTS assessments                            12,887                9,627               22,294               19,175
Data processing                                              31,356               30,286               64,421               58,986
Other                                                       237,606              233,472              376,619              377,222
                                                --------------------  -------------------  -------------------  -------------------
    Total non-interest expense                              781,019              650,154            1,443,918            1,190,772
                                                --------------------  -------------------  -------------------  -------------------

Income before income taxes                                  631,796              267,104              842,407              751,982

Income tax expense                                          202,240               90,740              269,480              251,526
                                                --------------------  -------------------  -------------------  -------------------
Net income                                       $          429,556    $         176,364    $         572,927    $         500,456
                                                ====================  ===================  ===================  ===================

Basic earnings per share                         $             0.34    $            0.12    $            0.46    $            0.34
Diluted earnings per share                       $             0.33    $            0.12    $            0.45    $            0.33



                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

       For the Three Months Ending December 31, 2001 and December 31, 2000
        For the Six Months Ending December 31, 2001 and December 31, 2000

                                                             Three Months Ended                    Six Months Ended
                                                                December 31,                          December 31,
                                                                 (Unaudited)                          (Unaudited)
                                                    -----------------------------------     -----------------------------------
                                                          2001               2000                 2001                2000
                                                    ---------------     ---------------     ---------------     ---------------
Net Income                                           $     429,556       $     176,364       $     572,927       $     500,456

Other comprehensive income,
     net of tax:

     Unrealized holding gains on securities
       arising during period                                 3,007             141,906              12,191             144,384

     Reclassification adjustment                                 -             (60,750)                  -             (60,750)
                                                    -----------------------------------     -----------------------------------
Comprehensive Income                                 $     432,563       $     257,520       $     585,118       $     584,090
                                                    ===============     ===============     ===============     ===============

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Six Months Ended December 31, 2001

                                   (UNAUDITED)


Balance - June 30, 2001                                         $ 14,087,668

Additional Paid in Capital                                            14,375

Other Comprehensive income--unrealized gain on
investment securities, net of deferred income taxes                   12,191

Dividends declared                                                  (255,686)


Stock options exercised (3,200 shares)                                32,954

ESOP common stock released for allocation                             29,626

Net Income                                                           572,927
                                                               --------------

Balance - December 31, 2001                                     $ 14,494,055
                                                               ==============


                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six Month Periods Ending December 31, 2001 and December 31, 2000
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES                                         December 31,     December 31,
                                                                                 2001            2000
                                                                            --------------  --------------
Net Income                                                                   $    572,927    $    500,456

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                                                       92,422         110,107
Gain on sale of real estate held for investment                                  (638,155)             --
Amortization of ESOP                                                               44,000          (9,970)
Deferred loan fees                                                                (28,572)         23,043
Provision for losses on loans                                                     125,889            (693)
Change in:
     Accrued interest receivable                                                   22,161        (126,450)
     Other assets                                                                 (40,048)        (25,305)
     Accrued interest payable                                                    (164,684)       (136,089)
     Current and deferred income tax liability                                    241,352        (130,553)
     Other liabilities                                                             23,842          (7,342)
                                                                            --------------  --------------
     NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                         $    251,134    $    197,204

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                                        $        149    $         --
Maturity of investments in certificates of deposit                                     --          99,238
Proceeds from sale or maturity of available-for-sale investment securities        (17,932)        395,741
(Purchase) redemption of FHLB stock                                                    --        (297,600)
Net (increase) decrease in loans outstanding                                    3,596,695      (5,470,621)
Proceeds from sale of real estate held for investment                           2,744,597              --
Investment in real estate held for development                                         --         (28,923)
Investment in real estate acquired in settlement of loans                              --         (70,614)
Purchase of office property and equipment                                         (73,198)       (707,320)
                                                                            --------------  --------------
     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                         $  6,250,311    $ (6,080,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                          $  5,399,147    $    571,933
Advances from the Federal Home Loan Bank                                               --       6,000,000
Repayment of advances from the Federal Home Loan Bank                         (15,185,149)        (48,656)
Net decrease in advances from borrowers                                           (35,824)          6,380
Proceeds from stock options exercised                                              32,952         167,181
Dividends paid                                                                   (255,366)       (226,515)
Purchase of treasury stock                                                             --        (180,325)
                                                                            --------------  --------------
     NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                  $(10,044,240)   $  6,289,998
                                                                            --------------  --------------

CHANGE IN CASH AND CASH EQUIVALENTS                                          $ (3,542,795)   $    407,103
                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               $  7,278,551    $  2,477,494
                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  3,735,756    $  2,884,597
                                                                            ==============  ==============

                         STATEFED FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       For the Three Months Ending December 31, 2001 and December 31, 2000 And for the Six Months Ending December 31, 2001 and December 31, 2000

1.       BASIS OF PRESENTATIONS

         These consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30,
2001). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Company"), its subsidiary, State Federal Savings and Loan Association (the "Bank" or "State Federal") and the Bank's subsidiary, State Service Corporation.

         These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

2.       EARNINGS PER SHARE OF COMMON STOCK

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. For the three month period, weighted-average common shares outstanding totaled 1,256,546 at December 31, 2001 and 1,483,478 at December 31, 2000. For the six month periods ending December 31, 2001 and December 31, 2000, weighted-average common shares outstanding totaled 1,253,984 and 1,477,857, respectively.

         Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share, for the three month periods ending December 31, 2001 and December 31, 2000, totaled 1,285,330 and 1,512,492, respectively. For the six month periods ending December 31, 2001 and December 31, 2000, weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share were 1,283,569 and 1,506,331, respectively.

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, the Bank must meet three separate capital requirements. The Bank's capital ratios and balances at December 31, 2001 are as follows:

                                             AMOUNT             %
                                           ----------       -----------
                                              (Dollars in thousands)

               Tangible Capital:
                     Association's          $ 6,584              7.07 %
                     Requirement              1,397              1.50
                                           ----------       ---------
                     Excess                 $ 5,187              5.57 %

               Core Capital:
                     Association's          $ 6,584              7.07 %
                     Requirement              3,727              4.00
                                           ----------       ---------
                     Excess                 $ 2,857              3.07 %

               Risk-Based Capital:
                     Association's          $ 6,584             10.74 %
                     Requirement              4,928              8.00
                                           ----------       ---------
                     Excess                 $ 1,656              2.74 %


4.       STOCK OPTION PLAN

         At December 31, 2001 there were unexercised options for 56,394 shares of common stock under the terms of the Company's 1993 Stock Option Plan. There are 34,906, 10,744 and 10,744 options that have exercise prices of $5.00, $9.50 and $10.00 per share, respectively. There were 3,200 shares exercised during the six months ended December 31, 2001.

5.       STOCK REPURCHASE PLAN

         On February 21, 2001, the Company's Board of Directors authorized management to repurchase up to 75,580 shares of the Company's common stock over the next six months. During the six-month period ending December 31, 2001, there were no shares repurchased.

PART I. - ITEM 2

                         STATEFED FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

         The accompanying Consolidated Financial Statements include StateFed Financial Corporation (the "Company") and its wholly owned subsidiary, State Federal Savings and Loan Association (the "Bank"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The Bank's net income is also affected by the level of non-interest income, such as may occur from real estate operations, gains or losses on the sale of investments, and in fiscal 2002, gains from the sale of real estate, and by its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

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

FINANCIAL CONDITION

         The Company's total assets at June 30, 2001 and December 31, 2001, totaled $107.5 million and $98.2 million, respectively. The decrease of $9.3 million was due primarily to decreases in cash and amounts due from depository institutions of $3.5 million, net loans receivable of $3.4 million and net real estate held for investment of $2.1 million.

         Cash and amounts due from depository institutions decreased from $7.2 million at June 30, 2001 to $3.7 million at December 31, 2001, or a decrease of $3.5 million. The decrease was primarily the result of the repayment of Federal Home Loan Bank advances, partially offset by an increase in deposits and the repayment of loans receivable.

         Net loans receivable decreased $3.4 million, from $87.9 million at June 30, 2001 to $84.5 million at December 31, 2001. Due to high refinancing activity, repayment of principal totaled $17.6 million for the six month period, while loan originations totaled $12.6 million and purchased loan participations totaled $1.3 million.

         Net real estate held for investment decreased $2.1 million from June 30, 2001 to December 31, 2001, as a result of the Company's decision to exit property management by selling its two apartment complexes and focus on core financial services business.

         Total deposits increased by $5.4 million from $62.9 million at June 30, 2001 to $68.3 million at December 31, 2001. The increases in demand deposits and savings and money market deposits were $3.9 million and $4.4 million, respectively, offset in part by a decrease in certificate of deposit of $2.9 million.

         Total borrowings decreased $15.2 million between the periods ended December 31, 2001 and June 30, 2001. The decrease was the result of repayments of Federal Home Loan Bank advances.

         Total stockholders' equity increased $406,400 from $14.1 million at June 30, 2001 to $14.5 million at December 31, 2001. The increase was primarily the result of net earnings of $572,927, accounting for employee stock awards and options of $77,000, and unrealized gains on investment securities of $12,200, which was partially offset by dividends declared of $256,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

         GENERAL. Net income increased $253,000 from $176,400 for the three months ended December 31, 2000 to $429,600 for the three months ended December 31, 2001. The increase in net income was primarily due to the $638,000 net gain on the sale of two apartment complexes owned by the Company. This increase was partially offset by decreases in net interest income of $55,000, and increases in non-interest expense of $131,000, provision for loan losses of $145,000 and income tax expense of $111,500.

         NET INTEREST INCOME. Net interest income decreased $55,000 from $843,200 for the three months ended December 31, 2000 to $788,000 for the three months ended December 31, 2001. This decrease was primarily the result of decreases in interest income on loans of $228,400 and in other interest income of $28,000, increases in interest paid on deposits of $68,000 and partially offset by a decrease in interest expense on Federal Home Loan Bank borrowings of $271,700.

         INTEREST INCOME. Interest income decreased $259,000 from $2.1 million for the three months ended December 31, 2000 to $1.9 million for the three months ended December 31, 2001. This decrease was primarily the result of a decrease in interest earned on the loan portfolio of $228,400, and a decrease in other interest earned of $28,000.

         The decrease in interest earned on loans receivable resulted from a decrease in the average interest rate and, to a lesser extent, a decrease in the average loans receivable balance. Other interest income decreased primarily from a decrease in the balance of other interest earning assets.

         INTEREST EXPENSE. Interest expense decreased $203,900 from $1.3 million in the three months ended December 31, 2000 to $1.1 million in the three months ended December 31, 2001. This decrease resulted primarily from a decrease in interest paid on borrowings of $271,700, and was partially offset by increases in interest paid on deposits of $67,800. The decrease in interest expense resulted primarily from the repayment of Federal Home Loan Bank advances. The increase on interest paid on deposits was primarily due to an increase in the balance of deposit accounts from the prior period.

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased $145,000 in the three months ended December 31, 2001 to $154,000, as compared to $9,000 for the three months ended December 31, 2000. The increase was primarily related to two significant participation loans totaling $593,400. The servicer has started foreclosure proceedings on these loans. The provision during the three months ended December 31, 2001 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income increased $695,700 from $83,100 for the three months ended December 31, 2000 to $778,800 for the three months ended December 31, 2001. The increase was primarily due to a net gain on the sale of real estate held for investment of $638,200, as the Company sold its two apartment complexes in order to focus on its core financial services business. The increase was offset by a $27,000 decrease in real estate operation income. Loss on the sale of equity investments was $0 and $90,673 for the three month periods ending December 31, 2001 and 2000, respectively.

         NON-INTEREST EXPENSE. Non-interest expense increased from $650,100 for the three months ended December 31, 2000 to $781,000 for the three months ended December 31, 2001. This increase of $130,900 for the December 2001 quarter compared with the same quarter in December 2000 was primarily due to costs associated with the Company's new location in Clive, which opened during March, 2001.

         INCOME TAX EXPENSE. Income tax expense was $202,200 for the three months ended December 31, 2001 compared to $90,700 for the three months ended December 31, 2000, an increase of $111,500, primarily due to the increase in taxable income.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

         GENERAL. Net income was $573,000 for the six months ended December 31, 2001 as compared to $500,500 for the six months ended December 31, 2000.

         NET INTEREST INCOME. Net interest income decreased $192,200 from $1.7 million for the six months ended December 31, 2000 to $1.5 million for the six months ended December 31, 2001. There were reductions in total interest income and total interest expense. The $318,200 reduction in total interest income was comprised of decreases in interest on loans of $303,200 and investment interest income of $15,000. An increase in interest paid on deposits of $246,100 was more than offset by a reduction in interest paid on borrowings of $372,100, resulting in a $126,000 decrease in total interest expense.

         INTEREST INCOME. Interest income decreased $318,300 from $4.1 million for the six months ended December 31, 2000 to $3.8 million for the six months ended December 31, 2001. The change was primarily due to decreases in interest earned on the loan portfolio of $303,300 and interest earned on investments of $15,000. The interest on loans decreased primarily as a result of a decrease in the yield earned on the loan portfolio and, to a lesser extent, the decrease in outstanding loans receivable. The decrease in income on investments was primarily due to the decrease in the average yield of interest-bearing deposits held at other depository institutions.

         INTEREST EXPENSE. Interest expense decreased $126,000 from $2.4 million in the six months ended December 31, 2000 to $2.3 million in the six months ended December 31, 2001. This decrease was primarily due to a decrease in interest paid on Federal Home Loan Bank advances of $372,100, offset by a $246,100 increase in interest paid on deposits. The decrease in interest paid on borrowings was due to a decrease in the average balance of Federal Home Loan Bank advances and to a lesser extent the average rate paid on advances. The increase in interest paid on deposits was primarily the result of an increase in the balance of deposits.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000, were $178,000 and $18,000, respectively. The increase of $160,000 was related primarily to two significant participation loans totaling $593,400. The servicer has started foreclosure proceedings on these loans. The provision during the six months ended December 31, 2001 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         NON-INTEREST INCOME. Non-interest income increased $695,800 from $239,600 for the six months ended December 31, 2000 to $935,400 for the six months ended December 31, 2001. The increase was primarily due to a net gain on the sale of real estate held for investment of $630,400, which was the result of the sale of the Company's two apartment complexes in order to focus on its core financial services business. The increase was offset by a decrease in real estate operations income of $27,200. Loss on the sale of investments was $0 and $90,673 for the six month periods ending December 31, 2001 and 2000, respectively.

         NON-INTEREST EXPENSE. Non-interest expense increased from $1.2 million for the six months ended December 31, 2000 to $1.4 million for the six months ended December 31, 2001. This increase of $253,100 was primarily the result of increases in costs associated with the company's new location in Clive, which opened during March, 2001.

         INCOME TAX EXPENSE. Income tax expense was $251,500 for the six months ended December 31, 2000 and $269,500 for the six months ended December 31, 2001.

         LIQUIDITY AND CAPITAL RESOURCES. The Office of Thrift Supervision regulations require the Bank to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at December 31, 2001 was 7.13%. The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans, interest earned on investments and funds provided by operations. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 2001, the Bank exceeded all fully phased-in regulatory capital requirements.

         At December 31, 2001, the Bank's tangible equity capital was $6.6 million, or 7.07%, of tangible assets, which is in excess of the 1.5% requirement by $5.2 million. In addition, at December 31, 2001, the Bank had core capital of $6.6 million, or 7.07%, of adjusted total assets, which exceeds the 4% requirement by $2.9 million. The Bank had total risk-based capital of $6.6 million at December 31, 2001, or 10.74%, of risk-weighted assets which exceeds the 8.0% risk-based capital requirements by $1.7 million.

         As required by Federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 3% plus at least an additional 100 to 200 basis points. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank. As a result of the prompt corrective action provisions of federal law discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

REGULATORY DEVELOPMENTS

         As of December 31, 2001, management is not aware of any current proposals or recommendations by regulatory authorities which, if they were to be implemented, would have or would be reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations.

                         STATEFED FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------
         Not applicable.

Item 2 - Changes in Securities
         ---------------------
         Not applicable.

Item 3 - Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------
         Not applicable

Item 5 - Other Information
         -----------------
         None

Item 6 - Exhibits and Reports On Form 8-K
         --------------------------------
         (a) Exhibits

             Not applicable.

         (b) The following is a description of the Form 8-K's filed during the three months ended December 31, 2001:

                  1. On November 13, 2001, a current report on Form 8-K was filed reflecting first quarter earnings.

                  2. On November 14, 2001, a current report on Form 8-K was filed reflecting quarterly financial information

                                   SIGNATURES




         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STATEFED FINANCIAL CORPORATION
                                       Registrant


DATE:     FEBRUARY  13, 2002           /s/ Craig Wood
---------------------------------          -------------------------------------
                                           Craig Wood
                                           Executive Vice President


Date:     FEBRUARY 13, 2002            /s/ Andra K. Black
----------------------------------         -------------------------------------
                                           Andra K. Black
                                           Executive Vice President and
                                           Chief Financial Officer