Form 10QSB
period 2002-03-21
STATEFED FINANCIAL CORP
filed 2002-05-03
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

     As of May 3, 2002, there were 1,286,870 shares of the Registrant's common stock issued and outstanding.

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

PART I. - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 STATEFED FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                MARCH 31, 2002 AND JUNE 30, 2001


                               ASSETS                              (UNAUDITED)
                                                                  MARCH 31,2002              JUNE 30, 2001
Cash and amounts due from depository institutions                  $  2,341,448              $   7,278,551
Investments in certificates of deposit                                  297,000                    297,272
Investment securities held-for-sale                                   1,538,026                  1,924,855
Loans receivable, net                                                83,935,835                 87,898,936
Real estate held for investment, net                                          -                  2,106,442
Property acquired in settlement of loans                              1,688,530                  1,320,458
Office property and equipment, net                                    3,964,823                  3,947,620
Federal Home Loan Bank stock, at cost                                 1,762,200                  1,762,200
Accrued interest receivable                                             598,493                    630,166
Other assets                                                            381,815                    382,936
                                                                  --------------            ---------------

        TOTAL ASSETS                                               $ 96,508,170              $ 107,549,436
                                                                  ==============            ===============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                           $ 67,303,718              $  62,987,496
Advances from Federal Home Loan Bank                                 14,000,000                 29,185,149
Advances from borrowers for taxes and insurance                               -                    395,032
Accrued interest payable                                                 94,149                    170,864
Dividends payable                                                       128,687                    127,633
Income taxes:  current and deferred                                     306,518                    203,541
Other liabilities                                                       180,136                    392,053
                                                                  --------------            ---------------

        TOTAL LIABILITIES                                            82,013,208                 93,461,768
                                                                  --------------            ---------------

Stockholders' equity:
Common stock                                                       $     17,810              $      17,810
Additional paid-in capital                                            8,512,475                  8,522,356
Unearned compensation - restricted stock awards                         (99,806)                  (143,866)
Unrealized gain on investments                                           86,986                     25,349
Treasury stock                                                       (5,087,268)                (5,195,834)
Retained earnings - substantially restricted                         11,064,765                 10,861,853
                                                                  --------------            ---------------

   TOTAL STOCKHOLDERS' EQUITY                                        14,494,962                 14,087,668
                                                                  --------------            ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 96,508,170              $ 107,549,436
                                                                  ==============            ===============

                                         STATEFED FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATION
                  FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001


                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                            MARCH 31                                   MARCH 31
                                                           (UNAUDITED)                                (UNAUDITED)
                                            ---------------------  -------------------  -------------------  -------------------
                                                    2002                  2001                 2002                 2001
                                            ---------------------  -------------------  -------------------  -------------------
Interest Income:
Loans                                        $         1,647,935    $       1,993,238    $       5,291,006    $       5,939,632
Investments                                               35,955               61,274              139,970              179,428
Other                                                          -               42,296               63,746              106,746
                                            ---------------------  -------------------  -------------------  -------------------
    Total interest income                              1,683,890            2,096,808            5,494,722            6,225,806

Interest Expense:
Deposits                                                 697,834              783,381            2,391,352            2,230,740
Borrowings                                               193,271              507,703              781,614            1,468,177
                                            ---------------------  -------------------  -------------------  -------------------
    Total interest expense                               891,105            1,291,084            3,172,966            3,698,917

Net interest income                                      792,785              805,724            2,321,756            2,526,889
Provision for loan losses                                207,500               15,000              385,500               33,000
                                            ---------------------  -------------------  -------------------  -------------------

Net interest income after
  provision for loan losses                              585,285              790,724            1,936,256            2,493,889

Non-interest Income:
Real estate operations                                     6,854              129,039              241,738              391,169
Gain (loss) on sale of investments                         6,146                  568                6,146              (90,105)
Gain on sale of real estate, net                             231                   38              638,426                7,847
Other                                                     61,313               26,052              123,588               86,374
                                            ---------------------  -------------------  -------------------  -------------------
    Total non-interest income                             74,544              155,697            1,009,898              395,285

Non-interest Expense:
Salaries and benefits                                    341,045              479,172            1,006,587              993,651
Real estate operations                                    23,369               79,765              164,417              224,270
Occupancy and equipment                                   85,179               60,906              259,174              137,310
FDIC premiums and OTS assessments                         10,892                9,407               33,185               28,582
Data processing                                           39,604               33,262              104,024               92,248
Other                                                    160,344              139,937              536,963              517,159
                                            ---------------------  -------------------  -------------------  -------------------
    Total non-interest expense                           660,433              802,449            2,104,350            1,993,220
                                            ---------------------  -------------------  -------------------  -------------------

Income (loss) before income taxes                           (604)             143,972              841,804              895,954

Income tax expense (benefit)                             (14,960)              48,240              254,520              299,766
                                            ---------------------  -------------------  -------------------  -------------------
Net income                                   $            14,356    $          95,732    $         587,284    $         596,188
                                            =====================  ===================  ===================  ===================

Basic earnings per share                     $              0.01    $            0.06    $            0.47    $            0.40
Diluted earnings per share                                  0.01                 0.06                 0.46                 0.40


                                         STATEFED FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001


                                                       Three Months Ended                   Nine Months Ended
                                                            March 31,                            March 31,
                                                           (Unaudited)                          (Unaudited)
                                                --------------------------------   ----------------------------------
                                                     2002               2001            2002                 2001
                                                -------------      -------------   -------------        -------------
Net income                                      $      14,356      $      95,732   $     587,284        $     596,188

Other comprehensive income,
     net of tax:

     Unrealized holding gains on securities
       arising during period                           53,625             45,326          65,816              189,710

     Reclassification adjustment                       (4,179)                 -          (4,179)             (60,750)

Comprehensive income                            $      63,802      $     141,058   $     648,921        $     725,148

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTH PERIOD MARCH 31, 2002


                                  (UNAUDITED)

Balance - June 30, 2001                                   $  14,087,668

Additional paid-in capital                                       (9,881)

Other comprehensive income--unrealized gain on
investment securities, net of deferred income taxes              61,637

Dividends declared                                             (384,376)


Stock options exercised (10,544 shares)                         108,570

ESOP common stock released for allocation                        44,060

Net income                                                      587,284
                                                          -------------

Balance - March 31, 2002                                  $  14,494,962
                                                          =============

                                         STATEFED FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES                                               MARCH 31,            MARCH 31,
                                                                                     2002                 2001
                                                                                ---------------     ---------------
Net income                                                                       $     587,284       $     596,188

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation                                                                           138,632             125,053
Gain on sale of real estate held for investment                                       (638,155)                  -
Amortization of ESOP                                                                    34,176              10,490
Deferred loan fees                                                                    (111,714)             19,637
Provision for losses on loans                                                          385,500              33,000
Change in:
     Accrued interest receivable                                                        31,673            (120,910)
     Other assets                                                                        1,120             (80,923)
     Accrued interest payable                                                          (76,714)            (53,606)
     Current and deferred income tax liability                                          62,042            (130,013)
     Other liabilities                                                                (211,916)            126,442
                                                                                ---------------     ---------------
     NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES                      $     201,928       $     525,358

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                                            $         272       $           -
Maturity of investments in certificates of deposit                                           -              99,337
Proceeds from sale or maturity of available-for-sale investment securities             489,401             496,275
Purchase of FHLB stock                                                                       -            (297,600)
Net (increase) decrease in loans outstanding                                         3,325,175          (5,399,529)
Proceeds from sale of real estate held for investment                                2,744,597                   -
Investment in real estate held for investment                                                -              (1,923)
Investment in real estate acquired in settlement of loans                                    -              17,324
Purchase of office property and equipment                                             (155,835)           (927,813)
                                                                                ---------------     ---------------
     NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                      $   6,403,610       $  (6,013,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                              $   4,316,221       $   2,958,923
Advances from the Federal Home Loan Bank                                                     -           6,000,000
Repayment of advances from the Federal Home Loan Bank                              (15,185,149)            (73,523)
Net decrease in advances from borrowers                                               (398,960)           (353,743)
Proceeds from stock options exercised                                                  108,565             193,835
Dividends paid                                                                        (383,318)           (416,402)
Purchase of treasury stock                                                                   -            (264,231)
                                                                                ---------------     ---------------
     NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                      $ (11,542,641)      $   8,044,859
                                                                                ---------------     ---------------

CHANGE IN CASH AND CASH EQUIVALENTS                                              $  (4,937,103)      $   2,556,288
                                                                                ---------------     ---------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   $   7,278,551       $   2,477,494
                                                                                ---------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   2,341,448       $   5,033,782
                                                                                ===============     ===============

                         STATEFED FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

1.   BASIS OF PRESENTATIONS

     These consolidated financial statements are unaudited (with the exception of the Consolidated Statement of Financial Condition for June 30, 2001). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Company"), its subsidiary, State Federal Savings and Loan Association (the "Bank" or "State Federal") and the Bank's subsidiary, State Service Corporation.

     These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

2.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. For the three month period, weighted-average common shares outstanding totaled 1,260,579 at March 31, 2002 and 1,483,396 at March 31, 2001. For the nine month periods ending March 31, 2002 and March 31, 2001, weighted-average common shares outstanding totaled 1,256,182 and 1,479,703, respectively.

     Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share, for the three month periods ending March 31, 2002 and March 31, 2001, totaled 1,285,427 and 1,505,919, respectively. For the nine month periods ending March 31, 2002 and March 31, 2001, weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share were 1,284,188 and 1,506,194, respectively.

3.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, the Bank must meet three separate capital requirements. The Bank's capital ratios and balances at March 31, 2002 were as follows:

                                             AMOUNT           %
                                           ---------       -------
                                            (Dollars in thousands)

                Tangible Capital:
                      Bank's                $ 6,531          7.16 %
                      Requirement             1,367          1.50
                                           ---------       -------
                      Excess                $ 5,164          5.66 %

                Core Capital:
                      Bank's                $ 6,531          7.16 %
                      Requirement             3,646          4.00
                                           ---------       -------
                      Excess                $ 2,885          3.16 %

                Risk-Based Capital:
                      Bank's                $ 7,092         11.65 %
                      Requirement             4,868          8.00
                                           ---------       -------
                      Excess                $ 2,224          3.65 %

     The Bank is considered "well-capitalized" under federal regulations.

4.   STOCK OPTION PLAN

     At March 31, 2002 there were unexercised options for 49,050 shares of common stock under the terms of the Company's 1993 Stock Option Plan. There were 27,562, 10,744 and 10,744 options with exercise prices of $5.00, $9.50 and $10.00 per share, respectively. There were 10,544 shares exercised during the nine months ended March 31, 2002.

5.   STOCK REPURCHASE PLAN

     On February 21, 2001, the Company's Board of Directors authorized management to repurchase up to 75,580 shares of the Company's common stock over the next six months. During the nine-month period ending March 31, 2002, there were no shares repurchased.

PART I. - ITEM 2

                         STATEFED FINANCIAL CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

The accompanying Consolidated Financial Statements include StateFed Financial Corporation (the "Company") and its wholly owned subsidiary, State Federal Savings and Loan Association (the "Bank"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The Bank's net income is also affected by the level of non-interest income, gains or losses on the sale of investments, and in fiscal 2002, gains from the sale of real estate, and by its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

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

FINANCIAL CONDITION

     The Company's total assets at June 30, 2001 and March 31, 2002, totaled $107.5 million and $96.5 million, respectively. The decrease of $11.0 million was due primarily to decreases in cash and amounts due from depository institutions of $4.9 million, net loans receivable of $4.0 million and net real estate held for investment of $2.1 million.

     Cash and amounts due from depository institutions decreased from $7.2 million at June 30, 2001 to $2.3 million at March 31, 2002, or a decrease of $4.9 million. The decrease was primarily the result of the repayment of Federal Home Loan Bank advances, partially offset by an increase in deposits and the repayment of loans receivable.

     Net loans receivable decreased $4.0 million, from $87.9 million at June 30, 2001 to $83.9 million at March 31, 2002. Due to high refinancing activity, repayment of principal totaled $22.7 million for the nine month period, while loan originations totaled $16.2 million and purchased loan participations totaled $2.3 million.

     Net real estate held for investment decreased $2.1 million from June 30, 2001 to March 31, 2002, as a result of the Company's decision to exit property management by selling its two apartment complexes and focus on core financial services business.

     Total deposits increased by $4.4 million from $62.9 million at June 30, 2001 to $67.3 million at March 31, 2002. The increases in demand deposits and savings and money market deposits were $2.2 million and $5.6 million, respectively, offset in part by a decrease in certificates of deposit of $3.4 million.

     Total borrowings decreased $15.2 million between the periods ended June 30, 2001 and March 31, 2002. The decrease was the result of repayments of Federal Home Loan Bank advances.

     Total stockholders' equity increased $448,600 from $14.1 million at June 30, 2001 to $14.5 million at March 31, 2002. The increase was primarily the result of net earnings of $587,000, accounting for employee stock awards and options of $143,000, and unrealized gains on investment securities of $102,600, which was partially offset by dividends declared of $384,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     GENERAL. Net income decreased $81,300 from $95,700 for the three months ended March 31, 2001, to $14,400 for the three months ended March 31, 2002. The decrease in net income resulted primarily from a $192,500 increase in the provision for loan losses. There were also reductions in net interest income of $12,900, non-interest income of $81,200 and non-interest expense of $142,000.

     NET INTEREST INCOME. Net interest income decreased $12,900, from $805,700 for the three months ended March 31, 2001 to $792,800 for the three months ended March 31, 2002. This decrease was the result of decreases of $412,900 in interest income and $400,000 in interest expense.

     INTEREST INCOME. Interest income decreased $412,900 from $2.1 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. This decrease was primarily the result of decreases in interest earned on the loan portfolio of $345,300, investments of $25,300 and other interest earned of $42,300.

     The decrease in interest earned on loans receivable resulted from a decrease in the average rate and, to a lesser extent, a decrease in the average loans receivable balance. Investment and other interest income decreased primarily from decreases in the average balances of investments and other interest earning assets.

     INTEREST EXPENSE. Interest expense decreased $400,000 from $1,291,000 for the three months ended March 31, 2001 to $891,000 for the three months ended March 31, 2002. This decrease resulted primarily from decreases in interest expense on borrowings of $314,400, and decreases of interest expense on deposits of $85,500. The decrease in interest expense resulted primarily from the repayment of Federal Home Loan Bank advances and a decrease in the average rate paid on deposit accounts from the prior period.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased $192,500 from $15,000 for the three months ended March 31, 2001 to $207,500 for the three months ended March 31, 2002. The increase was primarily related to three participation loans totaling $1.5 million. The servicer has started foreclosure proceedings on two of these loans and the remaining credit has been restructured. The provision during the three months ended March 31, 2002 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income decreased $81,200 from $155,700 in the three months ended March 31, 2001 to $74,500 in the three months ended March 31, 2002. The decrease was primarily due to a $122,200 decrease in income from real estate operations, which in previous periods had been generated by the two apartment complexes that the Company sold during the quarter ended December 31, 2001. The decrease was offset by a $35,300 increase in other non-interest income, which consists primarily of fee income, and a $5,600 gain on the sale of investments.

     NON-INTEREST EXPENSE. Non-interest expense decreased from $802,400 in the three months ended March 31, 2001 to $660,400 in the three months ended March 31, 2002. This decrease of $142,000 was primarily the result of decreases in salaries and benefits expense of $138,100 and a decrease in real estate operations expense of $56,400. The salaries and benefits expense for the three month period ended March 31, 2001 included a one-time expense associated with the retirement of the Company's former Chairman of the Board. The decrease was offset by increases in occupancy and equipment, FDIC premiums and OTS assessments, data processing and other operating expenses of $24,300, $1,500, $6,300 and $20,400, respectively.

     INCOME TAX EXPENSE. Income tax expense decreased $63,200 for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001, due to a reduction in taxable income.

COMPARISON OF THE NINE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     GENERAL. Net income was $587,300 for the nine months ended March 31, 2002 as compared to $596,200 for the nine months ended March 31, 2001.

     NET INTEREST INCOME. Net interest income decreased $205,100 from $2.5 million for the nine months ended March 31, 2001 to $2.3 million for the nine months ended March 31, 2002.

There were reductions in total interest income and total interest expense. The $731,100 reduction in total interest income was comprised of decreases in interest on loans, investments and other interest earned in the amounts of $648,600, $39,500 and $43,000, respectively. An increase in interest paid on deposits of $160,600 was more than offset by a reduction in interest paid on borrowings of $686,600, resulting in a $526,000 decrease in total interest expense.

     INTEREST INCOME. Interest income decreased $731,000 from $6.2 million for the nine months ended March 31, 2001 to $5.5 million the nine months ended March 31, 2002. The change was primarily due to decreases in interest earned on the loan portfolio of $648,600, interest earned on investments of $39,500 and other interest earned of $43,000. The interest on loans decreased primarily as a result of a decrease in the yield earned on the loan portfolio and, to a lesser extent, the decrease in outstanding loans receivable. The decrease in income on investments was primarily due to the decrease in the average yield. The decrease in income on other interest earned was primarily the result of a decrease in the average balance outstanding and, to a lesser extent, the decrease in the average yield.

     INTEREST EXPENSE. Interest expense decreased $526,000 from $3.7 million in the nine months ended March 31, 2001 to $3.2 million in the nine months ended March 31, 2002. This decrease was primarily due to decreases in interest paid on Federal Home Loan Bank advances of $686,600, offset by a $160,600 increase in interest paid on deposits. The decrease in interest paid on borrowings was due to a decrease in the average balance of Federal Home Loan Bank advances and to a lesser extent the average rate paid on advances. The increase in interest paid on deposits was primarily the result of an increase in the balance of deposits.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended March 31, 2002, and March 31, 2001, were $385,500 and $33,000, respectively. The increase of $352,500 was related primarily to three participation loans totaling $1.5 million. The servicer has started foreclosure proceedings on two of these loans and the remaining credit has been restructured. The provision during the nine months ended March 31, 2002 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for potential losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income increased $614,600 from $395,300 for the nine months ended March 31, 2001 to $1,010,000 for the nine months ended March 31, 2002. The increase was primarily due to a net gain on the sale of real estate held for investment of $630,600, which was the result of the sale of the Company's two apartment complexes in order to focus on its core financial services business. There was also an increase in other non-interest income of $37,200, which can mainly be attributed to increases in fee income. The increase was partially offset by a decrease in real estate operations income of $149,400. Loss on the sale of investments for the nine month period ending March 31, 2001 was $90,105 versus a gain on the sale of investments of $6,100 for the nine month period ending March 31, 2002.

     NON-INTEREST EXPENSE. Non-interest expense increased from $2.0 million in the nine months ended March 31, 2001 to $2.1 million in the nine months ended March 31, 2002. This increase of $111,100 was primarily the result of increases in costs associated with the Company's new location in Clive, which opened during March, 2001.

     INCOME TAX EXPENSE. Income tax expense decreased from $299,700 for the nine months ended March 31, 2001 to $254,500 for the nine months ended March 31, 2002, a decrease of $45,200. The decrease was primarily due to the decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES. The Office of Thrift Supervision regulations require the Bank to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at March 31, 2002 was 4.19%. The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans, interest earned on investments and funds provided by operations. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 2002, the Bank exceeded all fully phased-in regulatory capital requirements.

     At March 31, 2002, the Bank's tangible equity capital was $6.6 million, or 7.16%, of tangible assets, which exceeded the 1.5% requirement by $5.2 million. In addition, at March 31, 2002, the Bank had core capital of $6.6 million, or 7.16%, of adjusted total assets, which exceeded the 4% requirement by $2.9 million. The Bank had total risk-based capital of $7.1 million at March 31, 2002, or 11.65%, of risk-weighted assets which exceeded the 8.0% risk-based capital requirements by $2.2 million. The Bank is considered "well-capitalized" under federal regulations.

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

Item 3 - Defaults upon Senior Securities
        Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
        Not applicable.

Item 5 - Other Information
        None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits


         (b) The following is a description of the Form 8-K's filed during the three months ended March 31, 2002:

               1. February 12, 2002, a current report on Form 8-K was filed announcing second quarter earnings.
               2. February 13, 2002, a current report on Form 8-K was filed reflecting quarterly financial information.
               3. March 21, 2002, a current report on Form 8-K was filed announcing a dividend declaration.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STATEFED FINANCIAL CORPORATION
                                             Registrant


Date:  May 3, 2002                           /s/ Craig A. Wood
     ------------------------------             --------------------------------
                                                Craig A. Wood
                                                Executive Vice President



Date:  May 3, 2002                           /s/ Andra K. Black
     ------------------------------             --------------------------------
                                                Andra K. Black
                                                Executive Vice President and CFO