Form 10KSB
period 2002-06-30
STATEFED FINANCIAL CORP
filed 2002-09-30
CIK 912567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           COMMISSION FILE NUMBER 0-22790

                         STATEFED FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                           42-1410788
------------------------------------                      ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   13523 University Avenue, Clive, Iowa                            50325
-----------------------------------------------           ----------------------
   (Address of principal executive offices)                     (Zip Code)

   Registrant's telephone number, including area code:         (515) 223-8484
                                                          ----------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                           ---------------------------
          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                ------------------------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State the issuer's revenue for the most recent fiscal year: $8.4 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 17, 2002, was $10.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of September 17, 2002, there were issued and outstanding 1,278,870 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 2002. Part III of Form 10-KSB - Proxy Statement for the Annual Meeting of Stockholders to be held in October 2002.

Transitional Small Business Disclosure Format (check one):  Yes [  ]; No [X]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

      THE COMPANY. StateFed Financial Corporation (the "Company" or the "Holding Company"), a Delaware corporation, was formed in September, 1993 to act as the holding company for State Federal Savings and Loan Association of Des Moines ("State Federal" or the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on January 4, 1994. Unless the context otherwise requires, all references to the Company include the Company and the Bank on a consolidated basis.

      At June 30, 2002, the Company had $96.4 million of assets and stockholders' equity of $14.2 million (or 14.72% of total assets).

      State Federal is a federally chartered savings and loan association headquartered in Clive, Iowa. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States.

      The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one-to-four family residential mortgage and commercial and multi-family real estate loans, and, to a lesser extent, construction and consumer loans primarily in the Bank's market area. The Bank also invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2002, most of the Bank's real estate mortgage loans were secured by properties located in Iowa.

      The Bank's revenues are derived primarily from interest on mortgage loans and investments, income from service charges and loan originations. The Bank does not originate loans to fund leveraged buyouts and has no loans to foreign corporations or governments.

      The Bank offers a variety of accounts having a wide range of interest rates and terms. The Bank's deposits include savings accounts, money market savings accounts, checking accounts and certificate accounts with terms of three months to 60 months. Currently, the Bank only solicits deposits in its primary market area and does not accept brokered deposits, although management may on occasion accept brokered deposits in the future as market conditions may dictate.

      The main office of the Bank is located at 13523 University Avenue, Clive, Iowa 50325, which is located in Polk County. Its telephone number at that address is (515) 223-8484. The Bank maintains two other offices in Des Moines, Iowa. The Bank considers its primary market area to comprise parts of Polk, Dallas and Warren Counties.

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

      The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES

      GENERAL. Historically, the Bank has originated fixed-rate, one-to-four family residential mortgage loans. In the early 1980's, the Bank began to focus on the origination of adjustable-rate mortgage ("ARM") loans, in order to increase the percentage of loans in its portfolio with more frequent repricing than fixed-rate mortgage loans. While the Bank has continued to originate fixed-rate mortgage loans in response to customer demand, it also continues to offer ARMs. The Bank also, from time to time, purchases loans.

      While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, it also originates multi-family and commercial real estate and, to a lesser extent, construction and consumer loans in its primary market area. At June 30, 2002, the Bank's net loan portfolio totaled $84.8 million.

      The Loan Committee of the Bank, comprised of executive officers of the Bank, has the immediate responsibility for the supervision of the Bank's loan portfolio. Loans are originated and underwritten according to policies approved by the Board. The Board of Directors has responsibility for the overall supervision of the Bank's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

      The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At June 30, 2002, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $1.3 million. At that date the largest loan to one borrower or group of related borrowers consisted of one loan to one borrower totaling $1.3 million. All of such loans were performing in accordance with their terms. Currently, it is the Bank's policy to limit its loans to one borrower to the maximum regulatory limit. The Bank reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors, and on occasion the Bank's holding company has participated in loans with the Bank, which loans would have exceeded the limit on loans to one borrower had such loans been made by the Bank.

      LOAN PORTFOLIO COMPOSITION. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.


                                                                           June 30,
                                              ------------------------------------------------------------------
                                                     2002                    2001                  2000
                                              ------------------------------------------------------------------
                                               Amount    Percent      Amount     Percent     Amount     Percent
                                              ------------------------------------------------------------------
                                                                    (Dollars in Thousands)

       REAL ESTATE LOANS:
       ------------------
          One-to-four family                  $ 55,482    63.24 %    $ 55,179     61.77 %   $ 54,078     61.95 %
          Multi-family and Commercial           25,847    29.46        31,243     34.97       31,071     35.59
          Construction and development           4,331     4.94         1,309      1.46          719      0.83

                                              -------------------    --------------------   --------------------
              Total real estate loans         $ 85,660    97.64      $ 87,731     98.20     $ 85,868     98.37


       OTHER LOANS:
       ------------
          Consumer loans:
            Deposit account............             56     0.06           117      0.13          186      0.21
            Other......................          2,012     2.29         1,489      1.67        1,240      1.42

                                              -------------------    --------------------   --------------------
              Total consumer loans.....          2,068     2.36         1,606      1.80        1,426      1.63
                                              -------------------    --------------------   --------------------

              Total loans..............         87,728   100.00 %      89,337    100.00 %     87,294    100.00 %
                                                        ========                ========               ========

       LESS:
       -----
          Loans in process.............         (1,726)                  (717)                  (141)
          Deferred fees and discounts..           (303)                  (339)                  (321)
          Allowance for losses.........           (927)                  (382)                  (259)
                                              ---------              ---------              ---------

          Total loans receivable, net..       $ 84,772               $ 87,899               $ 86,573
                                              =========              =========              =========

The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                    June 30,
                                              ------------------------------------------------------------------
                                                     2002                    2001                  2000
                                              ------------------------------------------------------------------
                                               Amount    Percent      Amount     Percent     Amount     Percent
                                              ------------------------------------------------------------------
                                                                    (Dollars in Thousands)


       FIXED RATE LOANS:
       -----------------
         Real estate:
          One-to-four family...............   $ 47,701    54.37 %    $ 42,100     47.13 %   $ 37,398     42.84 %
          Multi-family and Commercial......     14,216    16.20        15,402     17.24       15,286     17.51
          Construction or development......      4,331     4.94         1,309      1.46          719      0.83
                                              -------------------    --------------------   --------------------

              Total real estate loans......     66,248    75.52        58,811     65.83       53,403     61.18
          Consumer.........................      1,859     2.12         1,606      1.80        1,426      1.63
                                              -------------------    --------------------   --------------------

              Total fixed-rate loans            68,107    77.63        60,417     67.63       54,829     62.81

       ADJUSTABLE RATE LOANS:
       ----------------------
         Real estate:
          One-to-four family...............      7,781     8.87        13,079     14.64       16,680     19.11
          Multi-family and Commercial......     11,631    13.26        15,841     17.73       15,785     18.08
                                              -------------------    --------------------   --------------------

              Total real estate loans......     19,412    22.13        28,920     32.37       32,465     37.19

          Consumer.........................        209     0.24             -                      -
                                              -------------------    --------------------   --------------------

              Total adjustable-rate loans..     19,621    22.37        28,920     32.37       32,465     37.19
                                              -------------------    --------------------   --------------------

              Total loans..................     87,728   100.00 %      89,337    100.00 %     87,294    100.00 %
                                                        ========                ========               ========

       LESS:
       -----
          Loans in process.................     (1,726)                  (717)                  (141)
          Deferred fees and discounts......       (303)                  (339)                  (321)
          Allowance for losses.............       (927)                  (382)                  (259)
                                              ---------              ---------              ---------

          Total loans receivable, net......   $ 84,772               $ 87,899               $ 86,573
                                              =========              =========              =========


      The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 2002. Mortgages which have fixed, adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                               Real Estate
                                      ----------------------------------------------------------------------------------------------
                                                           Multi-family and     Construction
                                      One-to-four family      Commercial       or Development       Consumer            Total
                                      ----------------------------------------------------------------------------------------------
                                                Weighted           Weighted            Weighted          Weighted           Weighted
                                                 Average           Average             Average           Average            Average
                                       Amount     Rate     Amount    Rate     Amount    Rate     Amount   Rate     Amount    Rate
                                      --------  --------  -------  --------  -------   --------  ------  -------- --------  --------
Due During Years Ending June 30, (1)
2003................................. $  3,497    8.14 %  $ 9,889   7.36 %   $ 4,331   7.45 %    $  421   7.83 %  $ 18,138   7.54 %
2004.................................    7,374    7.92      1,034   9.05           -      -         185   9.70       8,593   8.09
2005.................................   10,379    7.68      1,433   8.70           -      -         384   9.25      12,196   7.85
2006-2010............................    6,668    7.93      5,803   7.97           -      -       1,054   8.62      13,525   8.00
After 2010...........................   27,564    7.59 %    7,688   7.30 %         -      - %        24  10.00 %    35,276   7.53 %

-------------------

(1) Includes construction loans which the Bank reclassifies as permanent loans once the construction phase is completed.

      The total amount of loans due after June 30, 2003 which have fixed interest rates is $57.4 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $12.2 million.

      ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LENDING. Loans of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences. At June 30, 2002, the Company's one-to-four family residential mortgage loans totaled $55.5 million, or approximately 63.2% of the Company's total gross loan portfolio.

      The Company currently offers ARM payment and fixed-rate mortgage loans. During the year ended June 30, 2002, the Bank did not originate any adjustable-rate real estate loans, which were secured by one-to-four family residential real estate, due to the historically low interest rate environment. During the same period, the Company originated $13.2 million of fixed-rate real estate loans, secured by one-to-four family residential real estate. The Company's one-to-four family residential mortgage originations are primarily in its market and surrounding areas, and no such loans were sold during the three year period ended June 30, 2002.

      The Company currently originates up to a maximum of 30-year, fixed-rate, one-to-four family residential mortgage loans in amounts up to 90% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure to at or below the 80% loan-to-value level. The Company may consider raising the loan-to-value ratio in the future as regulations permit. Due to consumer demand, the Company also has offered fixed-rate 10- through 15-year mortgage loans, most of which conform to secondary market standards (i.e., Federal National Mortgage Bank ("FNMA"), Government National Mortgage Bank ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") standards).

      Interest rates charged on these fixed-rate loans are priced according to market conditions, although management does not currently anticipate offering rates at the most competitive end of the market. Residential loans generally do not include prepayment penalties. Although the Company has not historically sold its fixed-rate loans, it may in the future to maintain asset quality and profitability.

      The Company also currently offers thirty year amortization ARM loans with interest rate adjustments occurring after one, and to a lesser extent, three, five and seven year terms with an interest rate margin generally 300 basis points over one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust periodically, pursuant to the contractual term. These loans provide for up to a 100 basis point annual cap and a lifetime cap of 600 basis points over the initial rate although the bulk of the Bank's ARMs are estimated by management to have 500 basis point lifetime caps. Under the current ARM program, a 500 basis point lifetime cap is being utilized. Under the contractual terms, the majority of such loans do not adjust below the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. The Company's ARMs do not permit negative amortization of principal. The Bank generally qualifies borrowers above the fully indexed rate.

      In underwriting one-to-four family residential real estate loans, State Federal evaluates, among other things, both the borrower's ability to make monthly payments and the value of the property securing the loan. Currently, all properties securing real estate loans made by State Federal are appraised by independent fee appraisers approved by the Board of Directors or by in-house appraisers. State Federal generally requires borrowers to obtain an attorney's title opinion, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. State Federal now requires title insurance. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

      MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company has also engaged in commercial and multi-family real estate lending in its market area and surrounding areas and has purchased participation interests in such loans from other financial institutions throughout Iowa. At June 30, 2002, the Company had $25.8 million of commercial and multi-family real estate loans, which represented 29.5% of the Company's gross loan portfolio. There were four multi-family and commercial real estate loans 30-89 days delinquent and three non-performing loans totaling $1.8 million and $906,000, respectively (four of the loans were on properties located in the Des Moines area, one in Iowa City, one in Cedar Rapids and one commercial property located in Minnesota). The commercial property in the Des Moines for $1.4 million is paying as agreed and is now current. The Company had multi-family and commercial real estate loans, with an aggregate balance of $6.0 million at June 30, 2002, secured by real estate located in Texas, Colorado, Nebraska, Minnesota, Nevada, California, Illinois and Florida.

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

      The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and office buildings and, to a lesser extent, strip shopping centers, motels, nursing homes and churches. Multi-family and commercial real estate loans generally have terms that do not exceed 30 years. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 80% of the appraised value of the security property. Multi-family and commercial real estate loans provide for a margin over a designated index which is generally the one-year Treasury bill rate. The Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

      The following table breaks out the Company's commercial loan portfolio by type of loan at the dates indicated.

                                                   June 30,
                                  -----------------------------------------
                                    2002             2001            2000
                                  --------         --------        --------

        Multi-family               $ 7,472         $ 10,956         $ 9,388
        Nursing homes                1,983            2,030           1,653
        Churches                       465              525             598
        Motels                       4,835            6,037           5,097
        Shopping Centers                 -            1,305           2,056
        Commercial buildings        11,092           10,390          12,279
                                  --------         --------        --------
               Total              $ 25,847         $ 31,243        $ 31,071
                                  ========         ========        ========

      This portfolio decreased by $5.4 million from fiscal 2001 to fiscal 2002, and the portfolio comprised 29.5 percent of total loans in fiscal 2002 compared to 35.0 percent of total loans in fiscal 2001.

      CONSTRUCTION LENDING. The Company engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes and commercial properties in the Company's primary market area and surrounding areas. At June 30, 2002, the Company had $4.3 million of gross construction loans.

      Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for twelve months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

      All construction loans to builders require payment of interest only for up to 12 months. At June 30, 2002, all of the Company's construction loans were performing in accordance with their repayment terms.

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

      CONSUMER LENDING. To a lesser extent, State Federal offers secured and unsecured consumer loans, including auto loans, home equity loans, loans secured by savings deposits and lines of credit. The Bank currently originates all of its consumer loans in its primary market area. The Bank originates consumer loans on a direct basis by extending credit directly to the borrower.

      Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2002, four auto loans totaling $26,000 in the consumer loan portfolio were non-performing. There can be no assurance as to the delinquencies in the future.

      The largest component of State Federal's consumer loan portfolio consists of auto loans. At June 30, 2002, such loans totaled $1.1 million or approximately 1.3% of the Bank's gross loan portfolio. During the fiscal year ended June 30, 2002, the Bank originated $560,000 in auto loans as compared to $1.1 million originated in the same period ended June 30, 2001. At June 30, 2002, the Bank's consumer loan portfolio totaled $2.1 million or 2.4% of its total gross loan portfolio.

      Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Loans secured by deposit accounts at the Bank are currently originated for up to 90% of the account balance with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is typically equal to 200 basis points above the deposit contract rate.

      The underwriting standards employed by the Bank for consumer loans, other than loans secured by deposits, include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

ORIGINATIONS AND PURCHASES OF LOANS

      Real estate loans are generally originated by State Federal's staff of salaried and commissioned loan officers. Loan applications are taken and processed in the office and the branch of the Bank.

      While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. The Company is primarily a portfolio lender, but may sell loans on the secondary market in order to maintain asset quality and profitability.

      In fiscal 2002, the Company originated $22.1 million of loans, compared to $18.2 million and $18.0 million in fiscal 2001 and 2000, respectively. Principal repayments in fiscal 2002 increased by $6.4 million from $18.7 million in fiscal 2001.

      In periods of economic uncertainty, the ability of financial institutions, including State Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

      The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.


                                                                   Year ended June 30,
                                                           ----------------------------------
                                                             2002         2001         2000
                                                           --------     --------     --------
                                                                     (In Thousands)
         Originations by type:
         ---------------------
         Adjustable rate:
            Real estate  - one-to-four family              $      -     $    896     $  1,585
                         - multi-family and commercial            -        1,416            -
            Non-real estate - consumer                          447            -            -
                                                           --------     --------     --------
                   Total adjustable-rate                        447        2,312        1,585


         Fixed rate:
            Real estate  - one-to-four family                13,209       12,069       12,873
                         - multi-family and commercial        6,097        2,486        2,236
            Non-real estate - consumer                        2,337        1,314        1,317

                   Total fixed-rate                          21,643       15,869       16,426
                                                           --------     --------     --------
                   Total loans originated                    22,090       18,181       18,011


         Purchases:
         ----------
            Real estate  - one-to-four family              $      -     $      -     $      -
                         - commercial                         1,000        2,472        5,238
            Non-real estate - consumer                            -            -            -
                                                           --------     --------     --------

                   Total loans                                1,000        2,472        5,238
            Mortgage-backed securities                            -            -            -

                                                           --------     --------     --------
                   Total purchases                            1,000        2,472        5,238

         Repayments:
         -----------
            Principal repayments                           $ 25,086     $ 18,713     $  8,232
                                                           --------     --------     --------
                   Total reductions                          25,086       18,713        8,232

         Increase (decrease) in other items, net             (1,131)        (614)        (775)
                                                           --------     --------     --------
                   Net increase (decrease)                 $ (3,127)    $  1,326     $ 14,242
                                                           ========     ========     ========

NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

      When a borrower fails to make a required payment on real estate secured loans and consumer loans at fifteen days a late charge is automatically assessed and a notice is sent. At 30 days after the payment is due, the Company generally institutes collection procedures by mailing a delinquency notice and/or by telephone. The customer is contacted again, by notice and/or telephone, when the payment is 60 days past due. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 90 days, satisfactory payment arrangements must be adhered to or the Company will initiate foreclosure or repossession.

      Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

      The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2002. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                  Real Estate
                                    -----------------------------------------------------------------------------
                                                                                     Commercial and
                                             One-to-four family                        Multi-family
                                    ------------------------------------    -------------------------------------
                                      Number       Amount     Percent         Number       Amount      Percent
                                    ----------   ---------   -----------    ----------   ---------   ------------
                                                               (Dollars in Thousands)
       Loans delinquent for:
         30-59 days................         21   $   1,158        2.09 %              4   $   1,545        5.98 %
         60-89 days................          8         594        1.07                -           -           -
         90 days and over..........         16       1,257        2.27                3         906        3.51
                                    ----------   ---------   ---------       ----------   ---------   ---------
           Total delinquent loans           45   $   3,009        5.42 %              7   $   2,451        9.48 %
                                    ==========   =========   =========       ==========   =========   =========

      At June 30, 2002 there were 5 delinquent consumer loans totaling $27,000 the ratio of delinquent consumer loans to total loans (net) was .03% at June 30, 2002.

      The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at the dates indicated. Loans are generally placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.


                                                                      June 30,
                                                         ----------------------------------
                                                           2002         2001         2000
                                                         --------     --------     --------
                                                                (Dollars in Thousands)
        Non-accruing loans:
             One-to-four family                          $  1,077     $  1,218     $    717
             Multi-family and commercial real estate          906           48            -
             Consumer                                          27           53           14
                                                         --------     --------     --------
                  Total                                     2,010        1,319          731

        Accruing loans delinquent more than 90 days:
             One-to-four family                               180          362          244
             Multi-family and commercial real estate            -          469            -
                                                         --------     --------     --------
                  Total                                       180          831          244

        Foreclosed assets:
             One-to-four family                               365            -            -
             Multi-family and commercial real estate            -        1,320        1,338
                                                         --------     --------     --------
                  Total                                       365        1,320        1,338

        Total non-performing assets                      $  2,555     $  3,470     $  2,313
                                                         ========     ========     ========

        Total as a percentage of total assets                2.65 %       3.23 %       2.30 %
                                                         ========     ========     ========

      NON-PERFORMING ASSETS. Included in total non-performing assets are 19 mortgage loans secured by one-to-four family dwellings totaling $1.4 million, three multi-family and commercial loans totaling $906,000 and five consumer loans for $27,000. One loan with a carrying balance totaling $105,000 secured by a one-to-four family dwelling was paid off in July 2002.

      CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      When a savings institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. A bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the bank's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2002, the Bank had classified a total of $836,000 of its assets as substandard, $1.9 million were classified as doubtful, and none were classified as loss.

      At June 30, 2002, total classified assets comprised $2.7 million or 19.0% of the Bank's capital, or 2.8% of the Bank's total assets.

      At June 30, 2002 the Bank had a total of $365,000 in property acquired in settlement of loans, which consisted of 3 one-to-four family real estate properties. One property with a carrying value of $261,000 was sold in July 2002.

      ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established by management and the Board of Directors through a provision for loan losses on a systematic evaluation process focusing on the risk of loss in the loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of delinquent residential and consumer, and all multi-family and commercial loans, considers among other matters the estimated fair value of the underlying collateral, economic conditions, specific industries, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance.

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

      Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2002, the Company had a total allowance for loan losses of $927,000 or 1.09% of loans receivable, net. See Notes A and E of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders attached hereto as Exhibit 13.

      The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                      Year Ended June 30,
                                                             ----------------------------------
                                                                2002         2001         2000
                                                             --------     --------     --------
                                                                   (Dollars in Thousands)

      Balance at beginning of period                         $     382     $    259     $    242

      Charge-offs                                                  (77)         (28)         (19)
      Recoveries                                                    56            -            -
                                                              --------     --------     --------

      Net charge-offs                                              (21)         (28)         (19)
      Additions charged to operations                              566          151           36
                                                              --------     --------     --------

      Balance at end of period                                $    927     $    382     $    259
                                                              ========     ========     ========

      Ratio of net charge-offs during the period
        to average loans outstanding during the
        period                                                    0.02 %       0.03 %       0.02 %
                                                              ========     ========     ========

      Ratio of net charge-offs during the period
        to average non-performing assets                          0.79 %       0.96 %       1.04 %
                                                              ========     ========     ========

      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                     June 30,
                                             2002                     2001                   2000
                                     ---------------------    --------------------   ---------------------
                                                   Percent                Percent                 Percent
                                                  of Loans                of Loans                of Loans
                                                   in Each                 in Each                 in Each
                                                  Category                Category                Category
                                                  to Total                to Total                to Total
                                      Amount       Loans       Amount      Loans      Amount       Loans
                                     -------     ---------    -------    ---------   -------     ---------
                                                            (Dollars in Thousands)

      One-to-four family...........  $   292       63.24 %    $   165      61.77 %   $    99       61.95 %
      Multi-family and commercial
        real estate................      594       29.46          198      34.97         144       35.59
      Construction.................        -        4.94            -       1.46           -        0.83
      Consumer and unsecured.......       41        2.36           19       1.80          16        1.63
      Unallocated..................        -           -            -          -           -           -
                                     -------     --------     -------    --------    -------     --------
                Total                $   927      100.00 %    $   382     100.00 %   $   259      100.00 %
                                     =======     ========     =======    ========    =======     ========

INVESTMENT ACTIVITIES

     State Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The Bank's investment policy objective in this regard sets the Bank's desired liquidity between 6% and 12%. As of June 30, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.42%. See "Regulation - Liquidity."

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

     Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Bank's asset/liability management policies.

     CASH AND INVESTMENTS IN CERTIFICATES OF DEPOSIT AND OTHER INVESTMENTS. At June 30, 2002, the Company's cash and interest-bearing deposits in other financial institutions totaled $3.1 million, or 3.2% of its total assets. Certificates of deposits invested in other institutions totaled $99,000 or .1% of its total assets. The Bank has a $1.8 million investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. The Company has $1.1 million or 1.1% of its total assets invested in corporate securities, which includes preferred common stocks. The Company has $242,000 or .25% of its assets invested in federal agency securities and municipal bonds. See Note D of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

     OTS regulations restrict investments in corporate debt and most equity securities by the Bank. These restrictions include prohibitions against investments in the federal agency debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Banks" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                               2002                   2001                    2000
                                                        -------------------    -------------------    --------------------
                                                          Book      % of        Book       % of         Book       % of
                                                          Value     Value       Value      Value        Value      Value
                                                        -------------------    -------------------    --------------------
                                                                              (Dollars in Thousands)

         Investment Securities:
             Corporate equity securities............... $  1,082    35.06 %    $  1,619    43.92 %    $  1,685     45.59 %
             Federal agency debt securities............      141     4.57           204     5.54           446     12.07
             Municipal bonds...........................      101     3.27           101     2.74           100      2.70
         FHLB Stock....................................    1,762    57.10         1,762    47.80         1,465     39.64
                                                        -------------------    -------------------    --------------------

             Total investment securities and FHLB
              stock.................................... $  3,086   100.00 %    $  3,686   100.00 %    $  3,696    100.00 %
                                                        ===================    ===================    ====================

         Other Interest-Earning Assets:
             Interest-bearing deposits with banks...... $  2,846    96.64 %    $  6,691    95.75 %    $  2,196     81.58 %
             Certificates of deposit invested
               in other institutions...................       99     3.36           297     4.25           496     18.42
                                                        -------------------    -------------------    --------------------

             Total..................................... $  2,945   100.00 %    $  6,988   100.00 %    $  2,692    100.00 %
                                                        ===================    ===================    ====================

         Average remaining life or term to repricing of
             certificates of deposit................... 2 years                1-1/2 years            2 years


Contractual maturities of federal agency debt securities and municipal bonds are shown below:

                                                           June 30, 2002
                                                      -----------------------
                                                                   Weighted
                                                         Book       Average
                                                        Value        Yield
                                                      -----------------------
                                                       (Dollars in Thousands)
             Due in one year or less                        8         5.75 %
             Due after one year through five years          -            -
             Due after five years through ten years       126         4.99
             Due after ten years                          108         6.79
                                                      -------
                                                       $  242
                                                      =======

SOURCES OF FUNDS

      GENERAL. The Company's primary sources of funds are deposits, borrowings, repayment of loan principal, sales of loan participations, maturing investments in certificates of deposit, proceeds from investment securities and funds provided from operations.

      Borrowings, consisting of FHLB advances, may be used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.

      DEPOSITS. State Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of savings accounts, checking and money market accounts, and certificate accounts ranging in terms from three months to 60 months. The Bank only solicits deposits from its market area and does not currently use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

      The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition.

      The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain certificate of deposit accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

      The following table sets forth the savings flows at the Bank during the periods indicated.

                                                    Year Ended June 30,
                                        ------------------------------------------
                                            2002            2001            2000
                                        ------------------------------------------
                                                 (Dollars in Thousands)
      Opening balance..................  $  62,987       $  53,648       $  54,713
      Deposits.........................    100,655          80,230          66,932
      Withdrawals......................    (99,801)        (73,984)        (70,762)
      Interest credited................      3,060           3,093           2,765
                                        ----------      ----------      ----------

      Ending balance...................  $  66,901       $  62,987       $  53,648
                                        ==========      ==========      ==========

      Net increase (decrease)..........  $   3,914       $   9,339       $  (1,065)
                                        ==========      ==========      ==========

      Percent increase (decrease)......        6.2 %          17.4 %         (1.95)%
                                        ==========      ==========      ==========

      The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.

                                                                         Maturity
                                                  -------------------------------------------------------
                                                                Over       Over
                                                   3 Months    3 to 6     6 to 12      Over
                                                   or less     Months     Months     12 Months    Total
                                                  --------    -------    --------    --------    --------
                                                                   (Dollars in Thousands)
      Certificates of deposits less
         than $100,000..........................  $  7,883    $ 4,797    $  9,833    $ 15,618    $ 38,131
      Certificates of deposit $100,000 or more..     1,705        600       2,472       4,271       9,048
                                                  --------    -------    --------    --------    --------

      Total certificates of deposit               $  9,588    $ 5,397    $ 12,305    $ 19,889    $ 47,179
                                                  ========    =======    ========    ========    ========

      BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

      State Federal's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2002, the Bank had $14.0 million in FHLB advances.

      At June 30, 2002, the Bank had no repurchase agreements or other borrowings not mentioned above outstanding.

      The following table sets forth certain information including the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                                    Year Ended June 30,
                                                        ---------------------------------------------
                                                           2002             2001              2000
                                                        ---------------------------------------------
                                                                   (Dollars in Thousands)
      Maximum Balance:
      ----------------
         FHLB advances                                  $  29,185        $  35,235        $  29,284
                                                        =========        =========        =========

      Average Balance:
      ----------------
         FHLB advances                                  $  18,541        $  32,543        $  21,716
                                                        =========        =========        =========

      Weighted average interest rate of FHLB advances        5.51 %           5.21 %           6.31 %
                                                        =========        =========        =========

SERVICE CORPORATION ACTIVITIES

      Federal institutions generally may invest up to 2% of their assets in service corporations plus an additional 1% of assets if used for community purposes. In addition, federal institutions may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal institutions may engage directly.

      State Federal has one subsidiary which is a service corporation, State Service Corporation, located in Des Moines, Iowa. State Service Corporation was organized by State Federal in 1976. State Service Corporation sold its 60-unit apartment complex during the second quarter of fiscal 2002 and currently sells noninsured investment products.

      During the fiscal year ended June 30, 2002, State Service Corporation recognized a gain of $810,000 from the sale of its apartment complex. State Service Corporation generated $37,000 in gross revenue from the sale of noninsured investment products and $17,000 of interest income on real estate contracts. Income tax expense totaled $338,000 for fiscal 2002.

                                   REGULATION

GENERAL

      State Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government up to applicable limits set by the FDIC. State Federal is subject to broad federal regulation and oversight extending to all its operations principally by its primary regulator, the OTS. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of State Federal, the Holding Company also is subject to federal regulation and oversight principally by the OTS. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over State Federal.

      Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION OF SAVINGS BANKS

      The OTS has extensive authority over the operations of savings banks, such as State Federal. As part of this authority, State Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular examination of State Federal was as of June 30, 2002. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2002 was approximately $33,000.

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

      In addition, the investment, lending and branching authority of the Bank is prescribed by federal law and it is prohibited from engaging in any activities not permitted by such laws. For example, the permissible level of investment by federal associations, subject to safety and soundness restrictions, (1) in loans secured by non-residential real property may not exceed 400% of total capital, (2) in commercial loans may not exceed 20% of assets, provided that amounts in excess of 10% of assets may only be small business loans, (3) related to leasing of tangible personal property may not exceed 10% of assets, and (4) in loans for personal, family and household purposes, when combined with commercial paper and corporate debt securities, may not exceed 35% of assets. Federal savings institutions are also generally authorized to branch nationwide. State Federal is in compliance with the noted restrictions.

      The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, the Bank's lending limit under this restriction was approximately $1.3 million.

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

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

      State Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

      The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2002, the Bank met the requirements of a well-capitalized institution.

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

REGULATORY CAPITAL REQUIREMENTS

      Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings banks. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The

OTS is also authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

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

      The OTS regulations establish special capitalization requirements for savings banks that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the bank's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital.

      At June 30, 2002 the Bank had tangible capital of $7.2 million, or 7.9% of adjusted total assets, which is approximately $5.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets depending on an institution's rating. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

      At June 30, 2002, the Bank had core capital equal to $7.2 million, or 7.9% of adjusted total assets, which is $3.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

      The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2002, State Federal had no capital instruments that qualify as supplementary capital but had $731,000 of general loss reserves, which was less than 1.21% of risk-weighted assets.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. State Federal had no such exclusions from capital and assets at June 30, 2002.

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

      OTS regulations also require that every savings institution with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings bank, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings institutions may appeal an interest rate risk deduction determination. It is uncertain when this evaluation may be completed. Any savings institution with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

      On June 30, 2002, the Bank had total risk-based capital of $7.9 million (including $7.2 million in core capital and $731,000 in qualifying supplementary capital) and risk-weighted assets of $60.4 million or total risk-based capital of 13.1% of risk-weighted assets. This amount was $3.1 million above the 8% requirement in effect on that date.

      The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

      Any savings institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authorities of the OTS or FDIC, including the appointment of a conservator or a receiver.

      The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. Holding Company shareholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

      OTS regulations impose various restrictions or requirements on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations permit a federal savings institution to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years.

ACCOUNTING

      An OTS policy statement applicable to all savings institutions clarifies and re-emphasizes that the investment activities of a savings institution must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

      The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

QUALIFIED THRIFT LENDER TEST

      All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings Institution may maintain 60% of its assets specified in
Section 770(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2002, the Bank met the test and has always met the test since its effectiveness.

      Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any bank that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in March 2002 and received a rating of satisfactory.

TRANSACTIONS WITH AFFILIATES

      Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions such as loans to an affiliate, are restricted to a percentage of the bank's capital. Affiliates of State Federal include the Holding Company and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case by case basis.

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

HOLDING COMPANY REGULATION

      The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

      As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institutions) would become subject to such restrictions unless such other institutions each qualify as a QTL and were acquired in a supervisory acquisition.

      If the Bank fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

      The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings bank.

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

FEDERAL RESERVE SYSTEM

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking accounts). At June 30, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

      Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

      The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

      As a member, State Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2002, State Federal had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.88 % and were 3.52% for fiscal year 2002.

      Under federal law the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in State Federal's capital.

      For the fiscal year ended June 30, 2002, dividends paid by the FHLB of Des Moines to State Federal totaled $62,000 which constitutes a $37,000 decrease from the amount of dividends received in the fiscal year ended June 30, 2001. The $13,000 dividend received for the period ended May 31, 2002 and paid June 14, 2002 reflects an annualized rate of 3.00%, which decreased 1.56% from the same quarter ended June 30, 2001, which was a rate of 4.56%.

FEDERAL AND STATE TAXATION

      In addition to the regular income tax, corporations, including savings institutions such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

      A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2002, the portion of the Bank's reserves subject to this treatment for tax purposes totaled approximately $1.4 million.

      State Federal and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. State Federal and its subsidiaries have not been audited by the IRS within the last ten years.

      IOWA TAXATION. The Holding Company and the Bank's subsidiaries file Iowa corporation tax returns while the Bank files an Iowa franchise tax return.

      Iowa imposes a franchise tax on the taxable income for both mutual and stock savings and loan banks. The tax rate is 5%, which may effectively be increased, in individual cases, by application of a minimum tax provision. Taxable income under the franchise tax is generally similar to taxable income under the federal corporate income tax, except that, under the Iowa franchise tax, no deduction is allowed for Iowa franchise tax and taxable income includes interest on state and municipal obligations. Interest on U.S. obligations is taxable under the Iowa franchise tax and under the federal corporate income tax.

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

COMPETITION

      State Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings banks, credit unions and mortgage bankers making loans secured by real estate located in the Bank's market area. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, and loan fees it charges, and the types of loans it originates.

      The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings Banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

      The Bank's primary concentration is Des Moines, Iowa. There are over 30 commercial banks and approximately 30 credit unions in the Bank's market area. The Bank estimates its share of the savings market in its primary market area to be approximately 1.0%.

EMPLOYEES

      At June 30, 2002, the Company and its subsidiary had a total of 27 full-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

      The Bank conducts its business at its main office and two other locations in its primary market area. The following table sets forth information relating to each of the Bank's offices as of June 30, 2002.

      The Bank owns one branch office and its main office. The total net book value of the Bank's premises and equipment (including land, building, furniture, fixtures and equipment) at June 30, 2002 was $3.4 million. See Note I of Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                                    Total
                                                                 Approximate          Net Book
                                                 Year               Square            Value at
      Location                                 Acquired            Footage          June 30, 2002
      ----------------------------------------------------------------------------------------------
      Main Office:
           13523 University Avenue               2001               12,000           $ 2,654,000
           Clive, Iowa

      Branch Offices:
           4018 University Avenue                1985               4,000            $   300,000
           Des Moines, Iowa

           700 Walnut Street, Suite 203        2002 (1)             2,077            $   204,000
           Des Moines, Iowa

      (1)   Lease expires in May 2007 with an option to renew for an additional 5 year term.

      The Bank subleases approximately 250 square feet of its location on Walnut Street, under a five year operating lease. The sublease began on April 29, 2002 and is cancelable at the option of the lessee through May 2003. The lease agreement expires in May 2007.

      The Bank conducts its data processing through a service bureau, FiServ. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 2002 was $86,000. The net book value of other furniture and equipment at June 30, 2002 was $299,000.

ITEM 3.  LEGAL PROCEEDINGS

      State Federal is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. Neither the Company nor State Service Corporation, the Bank's wholly-owned subsidiary, is a party to any legal action. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing State Federal in the proceedings, that the resolution of these proceedings should not have a material effect on State Federal's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


      Page 37 of the attached 2002 Annual Report to Stockholders is herein incorporated by reference. The dividend payout ratio for June 30, 2002 was 92.8%. Information concerning equity compensation plans is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed no later than 120 days after the close of the fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION AND SELECTED FINANCIAL DATA

      Pages 8 through 16 of the attached 2002 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

      The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2002 is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                          PAGES IN
ANNUAL REPORT SECTION                                                   ANNUAL REPORT
-------------------------------------------------------------------

Independent Auditors' Report.......................................          17

Consolidated Balance Sheets as of June 30, 2002 and 2001...........          18

Consolidated Statements of Income for the Years Ended
    June 30, 2002, 2001 and 2000...................................          19

Consolidated Statements of Stockholders' Equity for Years Ended
    June 30, 2002, 2001 and 2000...................................          21

Consolidated Statements of Cash Flows for Years Ended
    June 30, 2002, 2001 and 2000...................................          22

Notes to Consolidated Financial Statements.........................    23 through 26

      With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 2002 is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting disagreements on any matter of accounting principle or financial statement disclosure.

      On August 28, 2002, September 3, 2002 and September 12, 2002, the Company disclosed on Forms 8-K a change of independent accounts to McGladrey & Pullen, LLP for the fiscal year 2003.

      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

      Information concerning directors and executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 STATEFED FINANCIAL CORPORATION


Date:   SEPTEMBER 25, 2002                     By: /s/   Randall C. Bray
     -----------------------                      ------------------------------
                                               Randall C. Bray, President
                                               (DULY AUTHORIZED REPRESENTATIVE)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randall C. Bray                        /s/ Craig Wood
------------------------------             -------------------------------------
RANDALL C. BRAY                            CRAIG WOOD
Chairman of the Board                      Director and Executive Vice President
  Officer

Date:    September 25 , 2002               Date:    September 25, 2002
     -------------------------                  --------------------------------

/s/ Harry A. Winegar                       /s/ Eugene M. McCormick
------------------------------             -------------------------------------
HARRY A. WINEGAR                           EUGENE M. MCCORMICK
Director                                   Director

Date:    September 25, 2002                Date:    September 25, 2002
     -------------------------                  --------------------------------

/s/ Sidney M. Ramey                        /s/ Kevin J. Kruse
------------------------------             -------------------------------------
SIDNEY M. RAMEY                            KEVIN J. KRUSE
Director                                   Director

Date:    September 25, 2002                Date:    September 25, 2002
     -------------------------                  --------------------------------

/s/ William T. Nassif                      /s/ Andra K. Black
------------------------------             -------------------------------------
WILLIAM T. NASSIF                          ANDRA K. BLACK
Director                                   Director, Executive Vice President,
                                           Secretary and Chief Financial and
                                           Accounting Officer

Date:    September 25, 2002                Date:    September 25, 2002
     -------------------------                  --------------------------------

                                  CERTIFICATION
  (PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Randall C. Bray, certify that:

1. I have reviewed this annual report on Form 10-KSB of StateFed Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: 9/25/02                                        /S/ Randall C. Bray
                                                   ----------------------------
                                                   Randall C. Bray,
                                                   chief executive officer

                                  CERTIFICATION
  (PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Andra K. Black, certify that:

1. I have reviewed this annual report on Form 10-KSB of StateFed Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: 9/25/02                                          /s/ Andra K. Black
                                                     --------------------------
                                                     Andra K. Black
                                                     chief financial officer

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (A)   EXHIBITS

                                                                                 REFERENCE TO
                                                                               PRIOR FILING OR
                                                                                EXHIBIT NUMBER
EXHIBIT NUMBER   DOCUMENT                                                      ATTACHED HERETO
--------------   ----------------------------------------------------------    ---------------

     3(i)        Articles of Incorporation, including amendments thereto                  *

     3(ii)       By-Laws                                                                 **

     4           Instruments defining the rights of security holders,
                 including indentures                                                     *

     9           Voting Trust Agreement                                                 None

     10          Executive Compensation plans and Arrangements
                 (a)        Employment contract between:
                      (i)   Andra K. Black and the Bank                                   *
                      (ii)  Craig Wood and the Bank                                       *
                 (b)        1993 Stock Option and Incentive Plan                          *
                 (c)        1993 Management Recognition and Retention Plan                *

     11          Statement Regarding Computation of Per Share Earnings                  None

     13          Annual Report to Security Holders                                       13

     16          Letter Regarding Change in Certifying Accountant                       None

     18          Letter Regarding Change in Accounting Principles                       None

     21          Subsidiaries of Registrant                                              21

     22          Published Report Regarding Matters Submitted to
                     Vote of Security Holders                                           None

     23          Consents of Experts and Counsel                                         23

     24          Power of Attorney                                              Not Required

     99          Additional Exhibits
                  Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002                                                           99.1
                  Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002                                                           99.2

-----------------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on September 23, 1993 (File No. 33-69314) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

           (A)   EXHIBITS

           The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ending June 30, 2002:


                           Regarding Event
           Date Filed       Occurring on:       Nature of Event
           ----------     -----------------     ------------------------------------------------

           04/09/2002         04/03/2002        Announcement of Stock Repurchase

           04/30/2002         04/29/2002        Announcement of Registrant's Third Quarter
                                                Earnings

           06/10/2002         06/07/2002        Registrant Declares Cash Dividend and Announces
                                                Annual Meeting Date