Form 10QSB
period 2002-09-30
STATEFED FINANCIAL CORP
filed 2002-11-14
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

     As of November 7, 2002, there were 1,278,870 shares of the Registrant's common stock issued and outstanding.

                 Transitional Small Business Disclosure Format:
                                 Yes [ ] No [X]

                         STATEFED FINANCIAL CORPORATION
                                   Form 10-QSB
                                      Index

                                                                         Page
PART I. - CONSOLIDATED FINANCIAL INFORMATION                             Number

  Item 1.      Financial Statements (Unaudited)                              3
  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10
  Item 3.      Controls and Procedures                                      13

PART II. - OTHER INFORMATION

  Item 1.      Legal Proceedings                                            14
  Item 2.      Changes in Securities                                        14
  Item 3.      Defaults upon Senior Securities                              14
  Item 4.      Submission of Matters to Vote of Security Holders            14
  Item 5.      Other Information                                            14
  Item 6.      Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                  15

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                          16 & 17

  Exhibit 99.1                                                              18
  Exhibit 99.2                                                              20

PART I. - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              STATEFED FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           September 30, 2002 and June 30, 2002
                                                        (Unaudited)

                                      ASSETS
                                                                       SEPTEMBER 30, 2002         JUNE 30, 2002
Cash and amounts due from depository institutions                      $        7,288,305         $      3,114,682
Investments in certificates of deposit                                             99,000                   99,000
Investment securities available for sale                                        1,259,317                1,323,918
Loans receivable, net                                                          85,993,764               84,771,507
Real estate held for sale, net                                                    540,500                  540,500
Property acquired in settlement of loans                                          572,582                  364,622
Office property and equipment, net                                              3,448,822                3,405,720
Federal Home Loan Bank stock, at cost                                           1,762,200                1,762,200
Accrued interest receivable                                                       563,503                  572,414
Deferred income taxes                                                             142,046                  142,046
Other assets                                                                      324,729                  308,632
                                                                       ------------------         ----------------
        TOTAL ASSETS                                                   $      101,994,767               96,405,241
                                                                       ==================         ================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                     $ 73,511,315             $ 66,901,147
Advances from Federal Home Loan Bank                                           14,000,000               14,000,000
Advances from borrowers for taxes and insurance                                         -                  351,422
Accrued interest payable                                                            1,724                  174,921
Dividends payable                                                                 127,887                  127,887
Income taxes:current and deferred                                                  68,107                  305,231
Other liabilities                                                                 216,726                  349,063
                                                                       ------------------         ----------------

        TOTAL LIABILITIES                                                      87,925,759               82,209,671
                                                                       ------------------         ----------------

Stockholders' equity:
Common stock                                                                       17,810                   17,810
Additional paid-in capital                                                      8,540,662                8,527,873
Unearned compensation - Employee Stock Ownership Plan                             (71,556)                 (85,575)
Accumulated other comprehensive income - unrealized gains (losses)
 on investment securities available for sale, net of deferred taxes                (2,027)                  27,521
Treasury stock                                                                 (5,172,468)              (5,172,468)
Retained earnings - substantially restricted                                   10,756,587               10,880,409
                                                                       ------------------         ----------------

   TOTAL STOCKHOLDERS' EQUITY                                                  14,069,008               14,195,570
                                                                       ------------------         ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 101,994,767             $ 96,405,241
                                                                       ==================         ================

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION
                 FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,
                          2002 AND SEPTEMBER 30, 2001
                                   (Unaudited)

                                                -------------    -------------
                                                     2002             2001
                                                -------------    -------------
Interest Income:
Loans                                           $   1,648,471    $   1,845,983
Investments & other                                    35,150          104,303
                                                -------------    -------------
    Total interest income                           1,683,621        1,950,286

Interest Expense:
Deposits                                              675,369          853,512
Borrowings                                            197,289          355,821
                                                -------------    -------------
    Total interest expense                            872,658        1,209,333

Net interest income                                   810,963          740,953
Provision for loan losses                             103,076           24,000
                                                -------------    -------------

Net interest income after
  provision for loan losses                           707,887          716,953

Non-interest Income:
Real estate operations                                 12,755          127,810
Other                                                  58,074           28,747
                                                -------------    -------------
    Total non-interest income                          70,829          156,557

Non-interest Expense:
Salaries and benefits                                 373,922          325,787
Real estate operations                                      -           80,996
Occupancy and equipment                               169,966           74,631
FDIC premiums and OTS assessments                      10,930            9,407
Data processing                                        42,630           33,064
Other                                                 200,963          139,013
                                                -------------    -------------
    Total non-interest expense                        798,411          662,898
                                                -------------    -------------

Income before income taxes                            (19,695)         210,612

Income tax expense (benefit)                          (23,760)          67,240
                                                -------------    -------------
Net income                                      $      25,065    $     143,372
                                                =============    =============

Basic earnings per share                        $           -    $        0.11
Diluted earnings per share                                  -             0.11

Dividends declared per common share             $        0.10    $        0.10

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION
                 FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,
                          2002 AND SEPTEMBER 30, 2001
                                   (Unaudited)

                                                   -----------------------------------
                                                         2002               2001
                                                   ---------------     ---------------
Net income                                          $       4,065       $      95,732

Other comprehensive income (loss),

     net of tax:

     Net change in unrealized gains (losses)              (29,548)             45,326
                                                   ---------------     ---------------

Comprehensive income (loss)                         $     (25,483)      $     141,058
                                                   ===============     ===============

                                   STATEFED FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE THREE MONTH PERIOD SEPTEMBER 30, 2002
                                             (UNAUDITED)

Balance - June 30, 2002                                                                       $ 14,195,570

Net change in accumulated other comprehensive income--unrealized
gain (loss) on investment securities available for sale, net of deferred income taxes              (29,548)

Dividends declared                                                                                (127,887)

ESOP common stock released for allocation                                                           26,808

Net income                                                                                           4,065
                                                                                             --------------
Balance - September 30, 2002                                                                  $ 14,069,008
                                                                                             ==============


                                            STATEFED FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 2002                  2001
                                                                             -------------        -------------
Net income                                                                   $       4,065        $     143,372

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation                                                                        53,776               32,579
Amortization of ESOP                                                                26,808               25,685
Deferred loan fees                                                                   6,487               (6,900)
Provision for losses on loans                                                      103,076               (7,216)
Change in:
     Accrued interest receivable                                                     8,911               30,574
     Other assets                                                                  (16,097)               5,833
     Accrued interest payable                                                     (173,197)              76,471
     Current and deferred income tax liability                                    (237,124)              66,377
     Other liabilities                                                            (132,337)                (567)
                                                                             -------------        -------------
     NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES                       (355,632)             366,208

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                                                    -                   74
Proceeds from sale or maturity of available-for-sale investment securities               -                   34
Net (increase) decrease in loans outstanding                                    (1,296,766)           1,020,992
Investment in real estate acquired in settlement of loans                         (207,960)           1,276,679
Purchase of office property and equipment                                          (96,878)              23,401
                                                                             -------------        -------------
     NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                     (1,601,604)           2,321,180

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                         6,610,168            3,668,953
Repayment of advances from the Federal Home Loan Bank                                    -           (8,685,149)
Net decrease in advances from borrowers                                           (351,422)            (395,032)
Dividends paid                                                                    (127,887)            (127,633)
Purchase of treasury stock                                                               -               10,300
                                                                             -------------        -------------
     NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                      6,130,859           (5,528,561)
                                                                             -------------        -------------

CHANGE IN CASH AND CASH EQUIVALENTS                                              4,173,623           (2,841,173)

CASH AND CASH EQUIVALENTS, beginning of period                                   3,114,682            7,278,551
                                                                             -------------        -------------

CASH AND CASH EQUIVALENTS, end of period                                     $   7,288,305        $   4,437,378
                                                                             =============        =============

                         STATEFED FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,
                          2002 AND SEPTEMBER 30, 2001

1.   BASIS OF PRESENTATIONS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, instructions for Form 10-QSB and Regulation SB and, therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income and statements of cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results expected for the year. The interim consolidated financial statements include the accounts of StateFed Financial Corporation (the "Company"), its subsidiary, State Federal Savings and Loan Association (the "Bank" or "State Federal") and the Bank's subsidiary, State Service Corporation.

     These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

2.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. For the three month period, weighted-average common shares outstanding totaled 1,264,333 at September 30, 2002 and 1,251,422 at September 30, 2001.

     Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share, for the three month periods ending September 30, 2002 and September 30, 2001, totaled 1,277,057 and 1,281,809, respectively.

3.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, the Bank must meet three separate minimum capital requirements. The Bank's capital ratios and balances at September 30, 2002 were as follows:

                                           Amount        %
                                         ---------  ----------
                                           (Dollars in thousands)

              Tangible Capital:
                    Bank's                $ 7,137         7.40 %
                    Requirement             1,447         1.50
                                         ---------  ----------
                    Excess                $ 5,690         5.90 %

              Core Capital:
                    Bank's                $ 7,137         7.40 %
                    Requirement             3,859         4.00
                                         ---------  ----------
                    Excess                $ 3,278         3.40 %

              Risk-Based Capital:
                    Bank's                $ 7,858        12.63 %
                    Requirement             4,978         8.00
                                         ---------  ----------
                    Excess                $ 2,880         4.63 %

The Bank is considered "well-capitalized" under federal regulations.

4.   STOCK OPTION PLAN

     At September 30, 2002 there were unexercised options for 49,050 shares of common stock under the terms of the Company's 1993 Stock Option Plan. There were 27,562, 10,744 and 10,744 options with exercise prices of $5.00, $9.50 and $10.00 per share, respectively. There were no shares exercised during the three months ended September 30, 2002.

5.   STOCK REPURCHASE PLAN

     On April 3, 2002, the Company's Board of Directors authorized management to repurchase up to 64,344 shares of the Company's common stock over the next twelve months. Through September 30, 2002, the Company has repurchased 8,000 shares, leaving 56,344 available for repurchase. During the three-month period ending September 30, 2002, there were no shares repurchased.

PART I. - ITEM 2

                         STATEFED FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

The accompanying Consolidated Financial Statements include StateFed Financial Corporation (the "Company") and its wholly owned subsidiary, State Federal Savings and Loan Association (the "Bank"). All significant inter-company transactions and balances are eliminated in consolidation. The Company's results of operations are primarily dependent on the Bank's net interest margin, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The Bank's net income is also affected by the level of non-interest income, gains or losses on the sale of investments, gains or losses from the sale of real estate, provision for loan loss expense, and by its non-interest expenses, such as employee compensation and benefits, occupancy expenses, and other expenses.

FORWARD-LOOKING STATEMENTS

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

FINANCIAL CONDITION

     The Company's total assets at June 30, 2002 and September 30, 2002, totaled $96.4 million and $102.0 million, respectively. The increase of $5.6 million was due primarily to increases in cash and amounts due from depository institutions of $4.2 million, net loans receivable of $1.2 million, funded by an increase in deposits.

     Cash and amounts due from depository institutions increased from $3.1 million at June 30, 2002 to $7.3 million at September 30, 2002, or an increase of $4.2 million. The increase was primarily the result of an increase in deposits and was partially offset by an increase in loans receivable.

     Net loans receivable increased $1.2 million, from $84.8 million at June 30, 2002 to $86.0 million at September 30, 2002. Loan originations total $6.7 million for the three-month period, while repayment of principal totaled $5.5 million for the same period.

     Total deposits increased by $6.6 million from $66.9 million at June 30, 2002 to $73.5 million at September 30, 2002. The increases in certificates of deposit and demand deposits were $7.0 million and $148,000, respectively, offset in part by decreases in savings and money market deposits of $340,000 and $230,000, respectively.

     Total stockholders' equity decreased $126,600 from $14.2 million at June 30, 2002 to $14.1 million at September 30, 2002. The decrease was primarily the result of net earnings of $4,100 and accounting for employee stock ownership plan awards of $26,800, which was offset by dividends declared of $127,900 and unrealized loss on investment securities of $29,500.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     GENERAL. Net income decreased $139,300 from $143,400 for the three months ended September 30, 2001, to $4,100 for the three months ended September 30, 2002. The decrease in net income resulted from increases in non-interest expense of $135,500 and provision for loan losses of $79,100, and a decrease in non-interest income of $85,700. There was an increase in net interest income of $70,000, and an income tax benefit of $24,000 compared to an income tax expense of $67,000 for the prior comparable period.

     NET INTEREST INCOME. Net interest income increased $70,000, from $741,000 for the three months ended September 30, 2001 to $811,000 for the three months ended September 30, 2002. This increase was the result of decreases of $266,600 in interest income and $336,600 in interest expense.

     INTEREST INCOME. Interest income decreased $266,600 from $2.0 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002. This decrease was primarily the result of decreases in interest earned on the loan portfolio of $197,500 and investments and other of $69,100.

     The decrease in interest earned on loans receivable resulted from a decrease in the average rate and was partially offset by an increase in the average loans receivable balance. Investment and other interest income decreased primarily from decreases in the average rate paid on such balances.

     INTEREST EXPENSE. Interest expense decreased $336,600 from $1.2 million for the three months ended September 30, 2001 to $900,000 for the three months ended September 30, 2002. This decrease resulted primarily from decreases in interest expense on deposits of $178,100, and decreases of interest expense on borrowings of $158,500. The decrease in interest expense resulted primarily from the repayment of Federal Home Loan Bank advances and a decrease in the average rate paid on deposit accounts from the prior period.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased $79,100 from $24,000 for the three months ended September 30, 2001 to $103,100 for the three months ended September 30, 2002. The increase was primarily related to five participation loans totaling $3.0 million. Two of the loans have completed the foreclosure process and are being marketed for sale. The provision during the three months ended September 30, 2002 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for probable losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income decreased $85,700 from $156,500 in the three months ended September 30, 2001 to $70,800 in the three months ended September 30, 2002. The decrease was primarily due to a $115,100 decrease in income from real estate operations, which in previous periods had been generated by the two apartment complexes that the Company sold during the quarter ended December 31, 2001. The decrease was offset by a $29,300 increase in other non-interest income, which consists primarily of fee income.

     NON-INTEREST EXPENSE. Non-interest expense increased from $662,900 in the three months ended September 30, 2001 to $798,400 in the three months ended September 30, 2002. This increase of $135,500 was primarily the result of increases in occupancy and equipment expense of $95,300, other non-interest expense of $62,000, and salaries and benefits expense of $48,100. The increase in occupancy and equipment expense was due to the increased costs associated with the Clive office and the expansion of the mortgage lending department. Other non-interest expense increases were primarily due to increases in marketing and advertising expense and employee education. The increases were offset by an $81,000 decrease in real estate operations expense, which had been generated by the two apartment complexes that the Company sold during the December 2001 quarter.

     INCOME TAX EXPENSE. Income tax expense decreased $91,000 for the three months ended September 30, 2002, when compared to the three months ended September 30, 2001, due to a reduction in taxable income and the application of tax credits.

LIQUIDITY AND CAPITAL RESOURCES. The Office of Thrift Supervision regulations require the Bank to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at September 30, 2002 was 11.6%. The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans, interest earned on investments and funds provided by operations. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 2002, the Bank exceeded regulatory capital requirements.

     At September 30, 2002, the Bank's tangible equity capital was $7.1 million, or 7.40%, of tangible assets, which exceeded the 1.5% requirement by $5.7 million. In addition, at September 30, 2002, the Bank had core capital of $7.1 million, or 7.40%, of adjusted total assets, which exceeded the 4% requirement by $3.3 million. The Bank had total risk-based capital of $7.9 million at September 30, 2002, or 12.63%, of risk-weighted assets which exceeded the 8.0% risk-based capital requirements by $2.9 million. The Bank is considered "well-capitalized" under federal regulations.

PART I. - ITEM 3

CONTROLS AND PROCEDURES

With the participation and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

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

Item 3 - Defaults upon Senior Securities
        Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
        Not applicable.

Item 5 - Other Information
        None

Item 6 - Exhibits and Reports on Form 8-K
        (a) Exhibits

        (b) The following is a description of the Form 8-K's filed during the three months ended September 30, 2002:

          1. August 28, 2002, a current report on Form 8-K was filed announcing a change in certifying accountants.
          2. September 3, 2002, a current report on Form 8-K was filed reflecting quarterly financial information and dividend announcement.
          3. September 12, 2002, a current report on Form 8-K was filed announcing appointment of new certifying accountants.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STATEFED FINANCIAL CORPORATION
                                         Registrant


Date:   November 14, 2002                  /s/ Randall C. Bray
     -----------------------------            ----------------------------------
                                              Randall C. Bray
                                              Chairman and President



Date:   November 14, 2002                  /s/ Andra K. Black
     -----------------------------            ----------------------------------
                                              Andra K. Black
                                              Executive Vice President and CFO

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randall C. Bray, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of StateFed Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as identified in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a. designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Sate"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Randall C. Bray
    -------------------
Name: Randall C. Bray
Chairman of the Board and President
November 14, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andra K. Black, certify that:

     7. I have reviewed this quarterly report on Form 10-QSB of StateFed Financial Corporation;

     8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as identified in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a. designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Sate"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
          c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     12. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Andra K. Black
    ------------------
Name: Andra K. Black
Chief Financial Officer and Executive Vice President
November 14, 2002