Form 10QSB/A
period 2002-09-30
STATEFED FINANCIAL CORP
filed 2002-11-19
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB/A

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

                            EXPLANATION OF AMENDMENT

     The purpose of this amendment is to correct a typographical error in the item "Other assets" for September 30, 2002 on the Consolidated Statements of Financial Condition and a typographical error in the item "Net income" for September 30, 2002 on the Consolidated Statements of Operation both disclosed under Part I, Item 1. The errors were created in the process of preparing the report for electronic filing with the Securities and Exchange Commission.

PART I. - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              STATEFED FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           September 30, 2002 and June 30, 2002
                                                        (Unaudited)

                                      ASSETS
                                                                       SEPTEMBER 30, 2002         JUNE 30, 2002
Cash and amounts due from depository institutions                      $        7,288,305         $      3,114,682
Investments in certificates of deposit                                             99,000                   99,000
Investment securities available for sale                                        1,259,317                1,323,918
Loans receivable, net                                                          85,993,764               84,771,507
Real estate held for sale, net                                                    540,500                  540,500
Property acquired in settlement of loans                                          572,582                  364,622
Office property and equipment, net                                              3,448,822                3,405,720
Federal Home Loan Bank stock, at cost                                           1,762,200                1,762,200
Accrued interest receivable                                                       563,503                  572,414
Deferred income taxes                                                             142,046                  142,046
Other assets                                                                      324,728                  308,632
                                                                       ------------------         ----------------
        TOTAL ASSETS                                                   $      101,994,767               96,405,241
                                                                       ==================         ================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                     $ 73,511,315             $ 66,901,147
Advances from Federal Home Loan Bank                                           14,000,000               14,000,000
Advances from borrowers for taxes and insurance                                         -                  351,422
Accrued interest payable                                                            1,724                  174,921
Dividends payable                                                                 127,887                  127,887
Income taxes:current and deferred                                                  68,107                  305,231
Other liabilities                                                                 216,726                  349,063
                                                                       ------------------         ----------------

        TOTAL LIABILITIES                                                      87,925,759               82,209,671
                                                                       ------------------         ----------------

Stockholders' equity:
Common stock                                                                       17,810                   17,810
Additional paid-in capital                                                      8,540,662                8,527,873
Unearned compensation - Employee Stock Ownership Plan                             (71,556)                 (85,575)
Accumulated other comprehensive income - unrealized gains (losses)
 on investment securities available for sale, net of deferred taxes                (2,027)                  27,521
Treasury stock                                                                 (5,172,468)              (5,172,468)
Retained earnings - substantially restricted                                   10,756,587               10,880,409
                                                                       ------------------         ----------------

   TOTAL STOCKHOLDERS' EQUITY                                                  14,069,008               14,195,570
                                                                       ------------------         ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 101,994,767             $ 96,405,241
                                                                       ==================         ================

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION
                 FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,
                          2002 AND SEPTEMBER 30, 2001
                                   (Unaudited)

                                                -------------    -------------
                                                     2002             2001
                                                -------------    -------------
Interest Income:
Loans                                           $   1,648,471    $   1,845,983
Investments & other                                    35,150          104,303
                                                -------------    -------------
    Total interest income                           1,683,621        1,950,286

Interest Expense:
Deposits                                              675,369          853,512
Borrowings                                            197,289          355,821
                                                -------------    -------------
    Total interest expense                            872,658        1,209,333

Net interest income                                   810,963          740,953
Provision for loan losses                             103,076           24,000
                                                -------------    -------------

Net interest income after
  provision for loan losses                           707,887          716,953

Non-interest Income:
Real estate operations                                 12,755          127,810
Other                                                  58,074           28,747
                                                -------------    -------------
    Total non-interest income                          70,829          156,557

Non-interest Expense:
Salaries and benefits                                 373,922          325,787
Real estate operations                                      -           80,996
Occupancy and equipment                               169,966           74,631
FDIC premiums and OTS assessments                      10,930            9,407
Data processing                                        42,630           33,064
Other                                                 200,963          139,013
                                                -------------    -------------
    Total non-interest expense                        798,411          662,898
                                                -------------    -------------

Income before income taxes                            (19,695)         210,612

Income tax expense (benefit)                          (23,760)          67,240
                                                -------------    -------------
Net income                                      $       4,065    $     143,372
                                                =============    =============

Basic earnings per share                        $           -    $        0.11
Diluted earnings per share                                  -             0.11

Dividends declared per common share             $        0.10    $        0.10

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


Date:   November 18, 2002                  /s/ Randall C. Bray
     -----------------------------            ----------------------------------
                                              Randall C. Bray
                                              Chairman and President



Date:   November 18, 2002                  /s/ Andra K. Black
     -----------------------------            ----------------------------------
                                              Andra K. Black
                                              Executive Vice President and CFO

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randall C. Bray, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of StateFed Financial Corporation;

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

By: /s/ Randall C. Bray
    -------------------
Name: Randall C. Bray
Chairman of the Board and President
November 18, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andra K. Black, certify that:

     7. I have reviewed this quarterly report on Form 10-QSB/A of StateFed Financial Corporation;

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

By: /s/ Andra K. Black
    ------------------
Name: Andra K. Black
Chief Financial Officer and Executive Vice President
November 18, 2002