Form 10QSB
period 2002-12-31
STATEFED FINANCIAL CORP
filed 2003-02-14
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

________________________________________________________________________________

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   42-1410788
  _________________________________            _________________________________
     (State of other jurisdiction               (I.R.S. Employer Identification
  of incorporation or organization)                        or Number)

                   13523 University Avenue, Clive, Iowa 50325
________________________________________________________________________________
                    (Address of principal executive offices)

                                 (515) 223-8484
________________________________________________________________________________
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act) Yes [ ] No [X]

     State the number of Shares outstanding of each of the issuer's classes of common equity, as the latest date:

     As of January 27, 2003, there were 1,278,870 shares of the Registrant's common stock issued and outstanding.

                 Transitional Small Business Disclosure Format:
                                Yes [ ]   No [X]

                         STATEFED FINANCIAL CORPORATION
                                   Form 10-QSB
                                      Index
                                                                          Page
PART I. - CONSOLIDATED FINANCIAL INFORMATION                              Number

  Item 1.      Financial Statements (Unaudited)                             3
  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9
  Item 3.      Controls and Procedures                                     14

PART II. - OTHER INFORMATION

  Item 1.      Legal Proceedings                                           15
  Item 2.      Changes in Securities                                       15
  Item 3.      Defaults upon Senior Securities                             15
  Item 4.      Submission of Matters to Vote of Security Holders           15
  Item 5.      Other Information                                           15
  Item 6.      Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                 16

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                         17 & 18

  Exhibit 99.1                                                             19
  Exhibit 99.2                                                             21

PART I. - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              STATEFED FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             December 31, 2002 and June 30, 2002
                                                        (Unaudited)

                                      ASSETS
                                                                        DECEMBER 31, 2002          JUNE 30, 2002
Cash and amounts due from depository institutions                      $        2,981,652         $      3,114,682
Investments in certificates of deposit                                             99,000                   99,000
Investment securities available for sale                                        1,289,343                1,323,918
Loans held for sale                                                             1,830,354                        -
Loans receivable, net                                                          85,533,266               84,771,507
Real estate held for sale, net                                                    540,500                  540,500
Property acquired in settlement of loans                                          419,335                  364,622
Office property and equipment, net                                              3,443,515                3,405,720
Federal Home Loan Bank stock, at cost                                           1,762,200                1,762,200
Accrued interest receivable                                                       535,990                  572,414
Deferred income taxes                                                             128,601                  142,046
Other assets                                                                      325,531                  308,632
                                                                       ------------------         ----------------
        TOTAL ASSETS                                                   $       98,889,287         $     96,405,241
                                                                       ==================         ================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                               $       75,114,276         $     66,901,147
Advances from Federal Home Loan Bank                                            9,000,000               14,000,000
Advances from borrowers for taxes and insurance                                   347,699                  351,422
Accrued interest payable                                                            2,463                  174,921
Dividends payable                                                                 127,887                  127,887
Income taxes payable                                                                8,508                  305,231
Other liabilities                                                                 291,037                  349,063
                                                                       ------------------         ----------------
        TOTAL LIABILITIES                                                      84,891,870               82,209,671
                                                                       ------------------         ----------------

Stockholders' equity:
Common stock                                                                       17,810                   17,810
Additional paid-in capital                                                      8,559,889                8,527,873
Unearned compensation - Employee Stock Ownership Plan                             (57,761)                 (85,575)
Accumulated other comprehensive income - unrealized gains
 on investment securities available for sale, net of deferred taxes                23,313                   27,521
Treasury stock                                                                 (5,172,468)              (5,172,468)
Retained earnings - substantially restricted                                   10,626,634               10,880,409
                                                                       ------------------         ----------------

   TOTAL STOCKHOLDERS' EQUITY                                                  13,997,417               14,195,570
                                                                       ------------------         ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       98,889,287         $     96,405,241
                                                                       ==================         ================

                              STATEFED FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATION
    FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
                                     (UNAUDITED)

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  DECEMBER 31                 DECEMBER 31
                                         ---------------------------  --------------------------
                                              2002           2001           2002        2001
                                         ---------------------------  --------------------------
Interest Income:
Loans                                     $ 1,614,546   $ 1,797,089    $ 3,263,017  $ 3,643,071
Investments & other                            32,836        63,458         67,986      167,761
                                         ---------------------------  --------------------------
    Total interest income                   1,647,382     1,860,547      3,331,003    3,810,832

Interest Expense:
Deposits                                      694,805       840,006      1,370,174    1,693,518
Borrowings                                    164,434       232,523        361,723      588,343
                                         ---------------------------  --------------------------
    Total interest expense                    859,239     1,072,529      1,731,897    2,281,861

Net interest income                           788,143       788,018      1,599,106    1,528,971
Provision for loan losses                           -       154,000        103,076      178,000
                                         ---------------------------  --------------------------
Net interest income after
  provision for loan losses                   788,143       634,018      1,496,030    1,350,971

Non-interest Income:
Real estate operations                         13,314       107,075         26,069      234,884
Gain on sales of loans                         43,706             -         43,706            -
Gain on sale of real estate, net                    -       638,155              -      638,195
Other                                          66,517        33,567        124,592       62,275
                                         ---------------------------  --------------------------
    Total non-interest income                 123,537       778,797        194,367      935,354

Non-interest Expense:
Salaries and benefits                         435,818       339,755        809,740      665,541
Real estate operations                              -        60,052              -      141,048
Occupancy and equipment                       127,277        99,363        297,244      173,995
FDIC premiums and OTS assessments              10,770        12,887         21,700       22,294
Data processing                                42,164        31,356         84,794       64,421
Other                                         313,476       237,606        514,440      376,619
                                         ---------------------------  --------------------------
    Total non-interest expense                929,505       781,019      1,727,918    1,443,918
                                         ---------------------------  --------------------------

Income (loss) before income taxes             (17,825)      631,796        (37,521)     842,407

Income tax expense (benefit)                  (15,760)      202,240        (39,520)     269,480
                                         ---------------------------  --------------------------
Net income (loss)                         $    (2,065)  $   429,556    $     1,999  $   572,927
                                         ===========================  ==========================

Basic earnings per share                  $         -   $      0.34    $         -  $      0.46
Diluted earnings per share                          -          0.33              -         0.45

Dividends declared per common share       $      0.10   $      0.10    $      0.10  $      0.10

                                       STATEFED FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  FOR THE THREE AND SIX MONTH PERIODS DECEMBER 31, 2002 AND DECEMBER 31, 2001
                                                 (Unaudited)

                                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                                           DECEMBER 31                   DECEMBER 31
                                                   ----------------------------  ----------------------------
                                                         2002            2001          2002            2001
                                                   -------------  -------------  -------------  -------------
Net income (loss)                                   $    (2,065)   $   429,556    $     1,999    $   572,927

Other comprehensive income (loss),
     net of tax:

     Net change in unrealized gains (losses)             25,340          3,007         (4,208)        12,191
                                                   -------------  -------------  -------------  -------------

Comprehensive income (loss)                         $    23,275    $   432,563    $    (2,209)   $   585,118
                                                   =============  =============  =============  =============

                                         STATEFED FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                           DECEMBER 31,       DECEMBER 31,
                                                                                   2002               2001
                                                                               -------------     --------------
Net income                                                                     $       1,999     $      572,927

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation                                                                         116,189             92,422
Gain on sale of real estate held for investment                                            -           (638,155)
Amortization of ESOP                                                                  59,830             44,000
Deferred loan fees                                                                    10,956            (28,572)
Loans originated for sale                                                         (4,545,630)                 -
Loans sold                                                                         2,663,730                  -
Provision for losses on loans                                                        103,076            125,889
Change in:
  Accrued interest receivable                                                         36,424             22,161
  Other assets                                                                       (16,899)           (40,048)
  Accrued interest payable                                                          (172,458)          (164,684)
  Current and deferred income tax liability                                         (296,723)           241,352
  Other liabilities                                                                  (58,026)            23,842
                                                                               -------------     --------------
  NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES                          (2,097,532)           251,134

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                                                      -                149
Proceeds from sale or maturity of available-for-sale investment securities                 -            (17,932)
NET (INCREASE) DECREASE IN LOANS OUTSTANDING                                        (780,433)         3,596,695
Proceeds from sale of real estate held for investment                                      -          2,744,597
Investment in real estate acquired in settlement of loans                            (54,713)                 -
Purchase of office property and equipment                                           (153,984)           (73,198)
                                                                               -------------     --------------
  NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                            (989,130)         6,250,311

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                           8,213,129          5,399,147
Repayment of advances from the Federal Home Loan Bank                             (5,000,000)       (15,185,149)
Net decrease in advances from borrowers                                               (3,723)           (35,824)
Proceeds from stock options exercised                                                      -             32,952
Dividends paid                                                                      (255,774)          (255,366)
                                                                               -------------     --------------
  NET CASH FLOWS PROVIDED (USED) BY FINANCING ATIVITIES                            2,953,632        (10,044,240)
                                                                               -------------     --------------

CHANGE IN CASH AND CASH EQUIVALENT                                                  (133,030)        (3,542,795)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     3,114,682          7,278,551
                                                                               -------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   2,981,652     $    3,735,756
                                                                               =============     ==============

                         STATEFED FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
     FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

2.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. For the three month period, weighted-average common shares outstanding totaled 1,267,349 at December 31, 2002 and 1,256,546 at December 31, 2001. For the six month periods ending December 31, 2002 and December 31, 2001, weighted-average common shares outstanding totaled 1,265,959 and 1,253,984, respectively.

     Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share, for the three month periods ending December 31, 2002 and December 31, 2001, totaled 1,287,383 and 1,285,330, respectively. For the six month periods ending December 31, 2002 and December 31, 2001, weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share were 1,287,955 and 1,283,569, respectively.

3.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, the Bank must meet three separate minimum capital requirements. The Bank's capital ratios and balances at December 31, 2002 were as follows:

                                           AMOUNT        %
                                         ---------  ----------
                                           (Dollars in thousands)

              Tangible Capital:
                    Bank's                $ 7,203         7.71 %
                    Requirement             1,402         1.50
                                         ---------  ----------
                    Excess                $ 5,801         6.21 %

              Core Capital:
                    Bank's                $ 7,203         7.71 %
                    Requirement             3,739         4.00
                                         ---------  ----------
                    Excess                $ 3,464         3.71 %

              Risk-Based Capital:
                    Bank's                $ 7,906        12.98 %
                    Requirement             4,875         8.00
                                         ---------  ----------
                    Excess                $ 3,031         4.98 %


The Bank is considered "well-capitalized" under federal regulations.

4.   STOCK OPTION PLAN

     At December 31, 2002 there were unexercised options for 49,050 shares of common stock under the terms of the Company's 1993 Stock Option Plan. There were 27,562, 10,744 and 10,744 options with exercise prices of $5.00, $9.50 and $10.00 per share, respectively. There were no options exercised during the six months ended December 31, 2002.

5.   STOCK REPURCHASE PLAN

     On April 3, 2002, the Company's Board of Directors authorized management to repurchase up to 64,344 shares of the Company's common stock over the next twelve months. Through December 31, 2002, the Company has repurchased 8,000 shares, leaving 56,344 available for repurchase. During the six-month period ending December 31, 2002, there were no shares repurchased.

6.   COMMITMENTS

     The Company has accepted an offer to sell the real estate held for sale. The expected close date is April 2003. No material loss is anticipated.

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

FINANCIAL CONDITION

     The Company's total assets at June 30, 2002 and December 31, 2002, totaled $96.4 million and $98.9 million, respectively. The increase of $2.5 million was due primarily to increases in loans held for sale of $1.8 million and net loans receivable of $762,000, funded by an increase in deposits and offset by a reduction in advances from the Federal Home Loan Bank.

     Cash and amounts due from depository institutions decreased from $3.1 million at June 30, 2002 to $3.0 million at December 31, 2002, or a decrease of $133,000. The decrease was primarily the result of repayment of Federal Home Loan Bank advances offset by increases in deposits, loans held for sale and net loans receivable.

     Loans held for sale were $1.8 million for the period ended December 31, 2002, as the Bank began originating and selling loans in the secondary market.

     Net loans receivable increased $762,000, from $84.8 million at June 30, 2002 to $85.5 million at December 31, 2002. Loan originations totaled $16.0 million for the six-month period, including $2.7 million in originations subsequently sold on the secondary market. Due to high refinancing activity, repayment of principal totaled $12.5 million for the same period.

     Total deposits increased by $8.2 million from $66.9 million at June 30, 2002 to $75.1 million at December 31, 2002. The increases in certificates of deposit, money market and demand deposits were $7.1 million, $1.7 million and $254,000, respectively, offset in part by a decrease in statement and passbook savings deposits of $867,000. Advances from the Federal Home Loan Bank decreased by $5 million from June 30, 2002 to a total of $9 million at December 31, 2002.

     Total stockholders' equity decreased $198,200 from $14.2 million at June 30, 2002 to $14.0 million at December 31, 2002. The decrease was primarily the result of dividends declared of $253,800 and unrealized gain on investment securities of $4,200, which was offset by net earnings of $2,000, accounting for employee stock ownership plan awards of $59,800.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     GENERAL. Net income decreased $431,600 from $429,600 for the three months ended December 31, 2001, to a loss of $2,000 for the three months ended December 31, 2002. The decrease in net income resulted from a decrease in non-interest income of $655,300, which includes the one time gain of $638,200 on the sale of two apartment buildings that the Company sold during the quarter ended December 31, 2001. An increase in non-interest expense of $148,500 was offset by a reduction in the provision for loan losses of $154,000, while the net interest margin remained unchanged. There was an income tax benefit of $15,800 compared to an income tax expense of $202,200 for the prior comparable period.

     NET INTEREST INCOME. Net interest income remained unchanged at $788,000 for the three months ended December 31, 2002 and December 31, 2001.

     INTEREST INCOME. Interest income decreased $213,200 from $1.8 million for the three months ended December 31, 2001 to $1.6 million for the three months ended December 31, 2002. This decrease was primarily the result of decreases in interest earned on the loan portfolio of $182,600 and investments and other interest income of $30,600.

     The decrease in interest earned on loans receivable resulted primarily from a decrease in the average rate and was partially offset by an increase in the average loans receivable balance. Investment and other interest income decreased primarily from decreases in the average rate paid on such balances.

     INTEREST EXPENSE. Interest expense decreased $213,300 from $1.1 million for the three months ended December 31, 2001 to $859,200 for the three months ended December 31, 2002. This decrease resulted primarily from decreases in interest expense on deposits of $145,200, and decreases of interest expense on borrowings of $68,000. The decrease in interest expense resulted primarily from the repayment of Federal Home Loan Bank advances and a decrease in the average rate paid on deposit accounts from the prior period.

     PROVISION FOR LOAN LOSSES. There were no additions to the provision for loan losses for the three months ended December 31, 2002, as compared to the $154,000 added for the three months ended December 31, 2001. Management's analysis of the allowance for loan losses during the three months ended December 31, 2002 did not require any additions to the allowance. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for probable losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income decreased $655,300 from $778,800 in the three months ended December 31, 2001 to $123,500 in the three months ended December 31, 2002. The decrease was primarily due to a $638,200 gain from the sale of two apartment complexes that the Company sold and recognized during the quarter ended December 31, 2001. There was also a $93,800 decrease in income from real estate operations, which in previous periods had been primarily generated by the two sold apartment complexes. The gain on the sales of loans was $43,700, as the Bank began originating and selling loans in the secondary market during the quarter ended December 31, 2002. The decrease was also offset by a $33,000 increase in other non-interest income, which consists primarily of fee income.

     NON-INTEREST EXPENSE. Non-interest expense increased from $781,000 in the three months ended December 31, 2001 to $929,500 in the three months ended December 31, 2002. This increase of $148,500 was primarily the result of increases in salaries and benefits expense of $96,100, other non-interest expense of $75,900, occupancy and equipment expense of $27,900, and data processing expense of $10,800. The increase in salaries and benefits expense was primarily related to commissions paid to loan originators, as the Bank began originating and selling mortgages in the secondary market. Other non-interest expense increases were primarily due to increases in marketing and advertising expense, employee education and additional costs associated with the Company's annual meeting. The increase in occupancy and equipment expense was due to the increased costs associated with the Clive office and the expansion of the mortgage lending department. The increases were offset by a $60,000 decrease in real estate operations expense related to the two apartment complexes that the Company sold during the quarter ended December 2001.

     INCOME TAX EXPENSE. Income tax expense decreased $218,000 for the three months ended December 31, 2002, when compared to the three months ended December 31, 2001, due to a reduction in taxable income and the application of tax credits.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     GENERAL. Net income was $2,000 for the six months ended December 31, 2002 as compared to $572,900 for the six months ended December 31, 2001.

     NET INTEREST INCOME. Net interest income increased $70,100 from $1.5 million for the six months ended December 31, 2001 to $1.6 million for the six months ended December 31, 2002. There were reductions in total interest income and total interest expense. The $479,800 reduction in total interest income was comprised of decreases in interest on loans of $380,000 and investment and other interest income of $99,800. There was also a decrease in interest paid on deposits of $323,300, in addition to a reduction in interest paid on borrowings of $226,600, resulting in a $549,900 decrease in total interest expense.

     INTEREST INCOME. Interest income decreased $479,800 from $3.8 million for the six months ended December 31, 2001 to $3.3 million for the six months ended December 31, 2002. The change was primarily due to decreases in interest earned on the loan portfolio of $380,000 and interest earned on investments and other of $99,800. The interest on loans decreased primarily as a result of a decrease in the yield earned on the loan portfolio. The decrease in income on investments and other was primarily due to the decreases in the average balance of interest-bearing deposits held at other depository institutions, investments in certificates of deposit and investments held for sale.

     INTEREST EXPENSE. Interest expense decreased $549,900 from $2.3 million in the six months ended December 31, 2001 to $1.7 million in the six months ended December 31, 2002. This decrease was primarily due to decreases in interest paid on Federal Home Loan Bank advances of $226,600 and interest paid on deposits of $323,300. The decrease in interest paid on borrowings was due to a decrease in the average balance of Federal Home Loan Bank advances. The decrease in interest paid on deposits was the result of a decrease in the average rate paid on the balance of deposits.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001, were $103,100 and $178,000, respectively. The decrease of $74,900 was based on management's analysis of the allowance for loan losses during the six months ended December 31, 2002. The charge to provision for loan losses was related primarily to two significant participation loans secured by five properties. Two of the five properties were sold in January 2003. The three other properties are being marketed by the servicer. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for probable losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income decreased $741,000 from $935,400 for the six months ended December 31, 2001 to $194,400 for the six months ended December 31, 2002. The decrease was primarily due to a net gain on the sale of real estate held for investment of $638,200, recorded during the six month period ended December 31, 2001, that resulted from the sale of the Company's two apartment complexes. There was also a decrease in real estate operations income of $208,800, which had been generated by the two apartment complexes in previous periods. Gain on the sale of loans was $43,700, as the Bank began originating and selling loans in the secondary market during the six month period ended December 31, 2002. Other non-interest income increased $62,300, and was primarily due to increases in fee income for the period ended December 31, 2002, as compared to the same period ended December 31, 2001.

     NON-INTEREST EXPENSE. Non-interest expense increased from $1.4 million for the six months ended December 31, 2001 to $1.7 million for the six months ended December 31, 2002. This increase of $284,000 was primarily the result of increases in salaries and benefits of $144,200, other non-interest expense of $137,800, occupancy and equipment expense of $123,200, and data processing expense of $20,300, which were offset by a decrease in real estate operations expense of $141,000. The increase in salaries and benefits was primarily related to commissions paid to loan originators, as the Bank began originating and selling mortgages in the secondary market. Other non-interest expense increases were primarily due to increases in marketing and advertising expense, employee education and additional costs associated with the Company's annual meeting. The increase in occupancy and equipment expense was due to the increased costs associated with the Clive office and the expansion of the mortgage lending department. Data processing expense increased primarily due to the addition of telephone banking services for our customers, provided by our data processor. The reduction in real estate operations expense was related to the two apartment complexes that the Company sold during the quarter ended December 2001.

     INCOME TAX EXPENSE. Income tax expense decreased $309,000 for the six months ended December 31, 2002, when compared to the six months ended December 31, 2001, due to a reduction in taxable income and the application of tax credits.

     LIQUIDITY AND CAPITAL RESOURCES. The Office of Thrift Supervision regulations require the Bank to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at December 31, 2002 was 3.8%. The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans, interest earned on investments and funds provided by operations. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 2002, the Bank exceeded regulatory capital requirements.

     At December 31, 2002, the Bank's tangible equity capital was $7.2 million, or 7.71%, of tangible assets, which exceeded the 1.5% requirement by $5.8 million. In addition, at December 31, 2002, the Bank had core capital of $7.2 million, or 7.71%, of adjusted total assets, which exceeded the 4% requirement by $3.5 million. The Bank had total risk-based capital of $7.9 million at December 31, 2002, or 12.98%, of risk-weighted assets which exceeded the 8.0% risk-based capital requirements by $3.0 million. The Bank is considered "well-capitalized" under federal regulations.

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

Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities
            Not applicable.

Item 3 -- Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders

         The following matters were voted upon at the Annual Meeting of Stockholders of the Company, which was scheduled for October 23, 2002 and duly adjourned and reconvened on November 11, 2002:

         Proposal I - Election of Directors for terms to expire in 2005

                                          FOR                   WITHHELD
                                        -------                 ---------
             Randall C. Bray           1,070,081                 150,265
             Kevin J. Kruse            1,066,181                 154,165

         Proposal II - Approval of the 2002 Omnibus Incentive Plan

                                FOR              AGAINST           ABSTAIN
                              -------            -------           --------
                              380,572            448,002            9,950

Item 5 - Other Information
           None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits


         (b) The following is a description of the Form 8-K's filed during the three months ended December 31, 2002:

               1. October 25, 2002, a current report on Form 8-K was filed announcing the rejection of offer to purchase the Company.
               2. November 15, 2002, a current report on Form 8-K was filed reflecting quarterly financial information.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STATEFED FINANCIAL CORPORATION
                                         Registrant


Date:   February 14, 2003                     /s/ Randall C. Bray
     -----------------------------            ----------------------------------
                                              Randall C. Bray
                                              Chairman and President



Date:   February 14, 2003                     /s/ Andra K. Black
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

By: /s/ Randall C. Bray
    -------------------
Name: Randall C. Bray
Chairman of the Board and President
February 14, 2003

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

By: /s/ Andra K. Black
    ------------------
Name:  Andra K. Black
Chief Financial Officer and Executive Vice President
February 14, 2003