Form 10QSB
period 2003-03-31
STATEFED FINANCIAL CORP
filed 2003-05-14
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       42-1410788
-----------------------------------           ----------------------------------
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

     As of April 28, 2003, there were 1,291,614 shares of the Registrant's common stock issued and outstanding.

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


PART I. - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                               STATEFED FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              MARCH 31, 2003 AND JUNE 30, 2002
                                                         (UNAUDITED)


                       ASSETS
                                                                              MARCH 31, 2003            JUNE 30, 2002
Cash and amounts due from depository institutions                           $       5,056,704         $      3,114,682
Investments in certificates of deposit                                                 99,000                   99,000
Investment securities available for sale                                            1,298,881                1,323,918
Loans held for sale                                                                 1,092,276                        -
Loans receivable, net                                                              86,199,491               84,771,507
Real estate held for sale, net                                                        540,500                  540,500
Property acquired in settlement of loans                                              138,687                  364,622
Office property and equipment, net                                                  3,386,682                3,405,720
Federal Home Loan Bank stock, at cost                                               1,762,200                1,762,200
Accrued interest receivable                                                           536,472                  572,414
Accrued and deferred income taxes                                                     239,670                  142,046
Other assets                                                                          344,256                  308,632
                                                                            -----------------         ----------------
     TOTAL ASSETS                                                           $     100,694,819         $     96,405,241
                                                                            =================         ================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                    $      77,048,880         $     66,901,147
Advances from Federal Home Loan Bank                                                9,000,000               14,000,000
Advances from borrowers for taxes and insurance                                        29,917                  351,422
Accrued interest payable                                                                9,651                  174,921
Dividends payable                                                                     129,161                  127,887
Income taxes payable                                                                        -                  305,231
Other liabilities                                                                     256,257                  349,063
                                                                            -----------------         ----------------
     TOTAL LIABILITIES                                                             86,473,866               82,209,671
                                                                            -----------------         ----------------

Stockholders' equity:
Common stock                                                                           17,810                   17,810
Additional paid-in capital                                                          8,524,243                8,527,873
Unearned compensation - Employee Stock Ownership Plan                                 (44,211)                 (85,575)
Accumulated other comprehensive income - unrealized gains
 on investment securities available for sale, net of deferred taxes                    25,071                   27,521
Treasury stock                                                                     (5,041,185)              (5,172,468)
Retained earnings - substantially restricted                                       10,739,225               10,880,409
                                                                            -----------------         ----------------

   TOTAL STOCKHOLDERS' EQUITY                                                      14,220,953               14,195,570
                                                                            -----------------         ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     100,694,819         $     96,405,241
                                                                            =================         ================




                               STATEFED FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATION
        FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                         (UNAUDITED)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    MARCH 31                   MARCH 31
                                         ---------------------------  ---------------------------
                                              2003           2002          2003          2002
                                         ---------------------------  ---------------------------
Interest Income:
Loans                                     $ 1,629,960   $ 1,647,935    $ 4,892,977   $ 5,291,006
Investments & other                            22,157        35,955         90,143       203,716
                                         ---------------------------  ---------------------------
    Total interest income                   1,652,117     1,683,890      4,983,120     5,494,722

Interest Expense:
Deposits                                      644,988       697,834      2,015,162     2,391,352
Borrowings                                    116,250       193,271        477,973       781,614
                                         ---------------------------  ---------------------------
    Total interest expense                    761,238       891,105      2,493,135     3,172,966

Net interest income                           890,879       792,785      2,489,985     2,321,756
Provision for loan losses                      63,589       207,500        166,665       385,500
                                         ---------------------------  ---------------------------

Net interest income after
  provision for loan losses                   827,290       585,285      2,323,320     1,936,256

Non-interest Income:
Real estate operations                          9,465         6,854         35,534       241,738
Gain on sales of loans                         64,325             -        108,031             -
Gain (loss) on sale of investments             (1,014)        6,146         (5,530)        6,146
Gain on sale of real estate, net                7,107           231         16,786       638,426
Other                                          79,900        61,313        199,329       123,588
                                         ---------------------------  ---------------------------
    Total non-interest income                 159,783        74,544        354,150     1,009,898

Non-interest Expense:
Salaries and benefits                         405,085       341,045      1,214,826     1,006,587
Real estate operations                              -        23,369              -       164,417
Occupancy and equipment                       146,898        85,179        444,141       259,174
FDIC premiums and OTS assessments              11,180        10,892         32,880        33,185
Data processing                                43,611        39,604        128,405       104,024
Other                                         279,873       160,344        794,313       536,963
                                         ---------------------------  ---------------------------
    Total non-interest expense                886,647       660,433      2,614,565     2,104,350
                                         ---------------------------  ---------------------------

Income (loss) before income taxes             100,426          (604)        62,905       841,804

Income tax expense (benefit)                 (141,326)      (14,960)      (180,846)      254,520
                                         ---------------------------  ---------------------------
Net income                                $   241,752   $    14,356    $   243,751   $   587,284
                                         ===========================  ===========================

Basic earnings per share                  $      0.19   $      0.01    $      0.19   $      0.47
Diluted earnings per share                       0.19          0.01           0.19          0.46

Dividends declared per common share       $      0.10   $      0.10    $      0.30   $      0.30


                                                4


                               STATEFED FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                         (UNAUDITED)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    MARCH 31                   MARCH 31
                                         --------------------------------------------------------
                                              2003           2002          2003          2002
                                         ---------------------------  ---------------------------

Net income (loss)                         $   241,752   $    14,356    $   243,751   $   587,284

Other comprehensive income (loss),
  net of tax:

  Net change in unrealized gains                1,758        53,625         (2,450)       65,816

  Reclassification adjustment                     669        (4,179)         3,650        (4,179)
                                         --------------------------------------------------------

Comprehensive income (loss)               $   244,179   $    63,802    $   244,951  $    648,921
                                         ============   ============  ============  =============





















                                   STATEFED FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                             (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES                                           March 31,     March 31,
                                                                                 2003          2002
                                                                             -----------   -----------
Net income                                                                   $   243,751   $   587,284

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation                                                                     182,855       138,632
Gain on sale of real estate held for investment                                        -      (638,155)
Amortization of ESOP                                                              37,734        34,176
Deferred loan fees                                                                13,619      (111,714)
Loans originated for sale                                                     (7,176,050)            -
Loans sold                                                                     6,072,630             -
Provision for losses on loans                                                    166,665       385,500
Change in:
     Accrued interest receivable                                                  35,942        31,673
     Other assets                                                               (133,248)        1,120
     Accrued interest payable                                                   (165,270)      (76,714)
     Current and deferred income tax liability                                  (305,231)       62,042
     Other liabilities                                                           (92,806)     (211,916)
                                                                             -----------   -----------
     NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES                   (1,119,409)      201,928

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in certificates of deposit                                                  -           272
Proceeds from sale or maturity of available-for-sale investment securities             -       489,401
Net (increase) decrease in loans outstanding                                  (1,519,200)    3,325,175
Proceeds from sale of real estate held for investment                                  -     2,744,597
Investment in real estate acquired in settlement of loans                        225,935             -
Purchase of office property and equipment                                       (163,817)     (155,835)
                                                                             -----------   -----------
     NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                   (1,457,082)    6,403,610

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                      10,147,733     4,316,221
Repayment of advances from the Federal Home Loan Bank                         (5,000,000)  (15,185,149)
Net decrease in advances from borrowers                                         (321,505)     (398,960)
Proceeds from stock options exercised                                             77,220       108,565
Dividends paid                                                                  (384,935)     (383,318)
                                                                             -----------   -----------
     NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                    4,518,513   (11,542,641)
                                                                             -----------   -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                            1,942,022    (4,937,103)

CASH AND CASH EQUIVALENTS, beginning of period                                 3,114,682     7,278,551
                                                                             -----------   -----------

CASH AND CASH EQUIVALENTS, end of period                                     $ 5,056,704   $ 2,341,448
                                                                             ===========   ===========

                                                 6

                         STATEFED FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND MARCH 31, 2003
        FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2003 AND MARCH 31, 2003


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

2.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. For the three month period, weighted-average common shares outstanding totaled 1,272,767 at March 31, 2003 and 1,260,579 at March 31, 2002. For the nine month periods ending March 31, 2003 and March 31, 2002, weighted-average common shares outstanding totaled 1,268,208 and 1,256,182, respectively.

     Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share, for the three month periods ending March 31, 2003 and March 31, 2002, totaled 1,291,339 and 1,285,427, respectively. For the nine month periods ending March 31, 2003 and March 31, 2002, weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share were 1,285,481 and 1,284,188, respectively.

     At March 31, 2003 there were unexercised options for 36,306 shares of common stock under the terms of the Company's 1993 Stock Option Plan. There were 17,818, 7,744 and 10,744 options with exercise prices of $5.00, $9.50 and $10.00 per share, respectively. There were 12,744 shares exercised during the nine months ended March 31, 2003. Had the Company accounted for the 1993 Stock Option Plan in accordance with SFAS No. 123, the effect on net income and net income per share would not be material.

3.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, the Bank must meet three separate minimum capital requirements. The Bank's capital ratios and balances at March 31, 2003 were as follows:

                                          AMOUNT        %
                                        ---------  ----------
                                        (Dollars in thousands)

               Tangible Capital:
                  Bank's                 $ 7,424       7.79 %
                  Requirement              1,430       1.50
                                        ---------  --------
                  Excess                 $ 5,994       6.29 %

               Core Capital:
                  Bank's                 $ 7,424       7.79 %
                  Requirement              3,814       4.00
                                        ---------  --------
                  Excess                 $ 3,610       3.79 %

               Risk-Based Capital:
                  Bank's                 $ 7,924      13.08 %
                  Requirement              4,846       8.00
                                        ---------  --------
                  Excess                 $ 3,078       5.08 %


The Bank is considered "well-capitalized" under federal regulations.

4.   STOCK REPURCHASE PLAN

     On April 3, 2002, the Company's Board of Directors authorized management to repurchase up to 64,344 shares of the Company's common stock over the next twelve months. Through March 31, 2003, the Company has repurchased 8,000 shares, leaving 56,344 available for repurchase. During the nine-month period ending March 31, 2003, there were no shares repurchased.

5.   COMMITMENTS

     The Company has accepted an offer to sell the real estate held for sale. The expected closing date is June 2003. No material loss is anticipated.

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

FINANCIAL CONDITION

     The Company's total assets at June 30, 2002 and March 31, 2003, totaled $96.4 million and $100.7 million, respectively. The increase of $4.3 million was due primarily to increases in cash and amounts due from depository institutions of $2.0 million, loans held for sale of $1.1 million and net loans receivable of $1.4 million, funded by an increase in deposits and partially offset by a reduction in advances from the Federal Home Loan Bank.

     Cash and amounts due from depository institutions increased from $3.1 million at June 30, 2002 to $5.1 million at March 31, 2003, or an increase of $2.0 million. The increase was primarily the result of increases in deposits offset by repayment of Federal Home Loan Bank advances and increases in loans held for sale and net loans receivable.

     Loans held for sale were $1.1 million for the period ended March 31, 2003, as the Bank began originating and selling servicing released single family fixed rate loans in the secondary market.

     Net loans receivable increased $1.4 million, from $84.8 million at June 30, 2002 to $86.2 million at March 31, 2003. Loan originations totaled $25.9 million for the nine-month period, including $6.1 million in originations subsequently sold on the secondary market. Due to high refinancing activity, repayment of principal totaled $18.4 million for the same period.

     Total deposits increased by $10.1 million from $66.9 million at June 30, 2002 to $77.0 million at March 31, 2003. There were increases in certificates of deposit, money market and demand deposits of $7.8 million, $2.7 million and $458,000, respectively, offset in part by a decrease in statement and passbook savings deposits of $800,000. Advances from the Federal Home Loan Bank decreased by $5 million from June 30, 2002 to a total of $9 million at March 31, 2003.

     Total stockholders' equity increased slightly by $25,400 to $14.2 million at March 31, 2003. The increase was primarily the result of net income of $243,800 and accounting for employee stock ownership plan awards and options of $169,000, which was partially offset by dividends declared of $385,000 and unrealized loss net of tax effect on investment securities of $2,500.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     GENERAL. Net income increased $227,400 from $14,400 for the three months ended March 31, 2002, to $241,800 for the three months ended March 31, 2003. The increase in net income resulted primarily from increases in net interest income of $98,100 and non-interest income of $85,200. Non-interest expense increased by $226,200, but was more than offset by a reduction in the provision for loan losses of $143,900 and a $126,400 increase in an income tax benefit.

     NET INTEREST INCOME. Net interest income increased $98,100 to $890,900 for the three months ended March 31, 2003 from $792,800 for the three months ended March 31, 2002.

     INTEREST INCOME. Interest income decreased $31,800 to $1.7 million for the three months ended March 31, 2003. This decrease was primarily the result of decreases in interest earned on the loan portfolio of $18,000 and investments and other interest income of $13,800.

     The decrease in interest earned on loans receivable resulted primarily from a decrease in the average yield earned and was partially offset by an increase in the average loans receivable balance. Investment and other interest income decreased primarily from decreases in the average yield earned on such balances.

     INTEREST EXPENSE. Interest expense decreased $129,900 from $891,100 for the three months ended March 31, 2002 to $761,200 for the three months ended March 31, 2003. This decrease resulted primarily from decreases in interest expense on deposits of $52,800, and decreases of interest expense on borrowings of $77,000. The decrease in interest expense resulted primarily from the repayment of Federal Home Loan Bank advances and a decrease in the average rate paid on deposit accounts from the prior period, partially offset by an increase in the average deposit balance.

     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $143,900 from $207,500 for the three months ended March 31, 2002 to $63,600 for the three months ended March 31, 2003. The decrease was due to a stabilization of problem assets. The charge to the provision during the quarter ended March 31, 2003 was primarily related to one loan. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for probable losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income increased $85,200 from $74,500 in the three months ended March 31, 2002 to $159,800 in the three months ended March 31, 2003. The increase was primarily due to the gain on the sales of loans of $64,300, as the Bank began originating and selling loans in the secondary market during the quarter ended December 31, 2002. There were also increases in the net gain on sale of real estate of $6,900, income from real estate operations of $2,600 and other non-interest income of $18,600, which consists primarily of fee income. There was a loss of $1,000 on the sale of investments for the quarter ended March 31, 2003 versus a gain of $6,100 during the quarter ended March 31, 2002.

     NON-INTEREST EXPENSE. Non-interest expense increased from $660,400 in the three months ended March 31, 2002 to $886,600 in the three months ended March 31, 2003. This increase of $226,200 was primarily the result of increases in other non-interest expense of $119,500, salaries and benefits expense of $64,000, occupancy and equipment expense of $61,700, and data processing expense of $4,000. The increases in other non-interest expense were primarily due to increases in audit and consulting expense and marketing and advertising expense, related to improving efficiency, increase market awareness and expansion of products and services. Salaries and benefits expense was primarily related to commissions paid to loan originators, as the Bank began originating and selling mortgages in the secondary market during the quarter ended December 31, 2002. The increase in occupancy and equipment expense was due to the increased costs associated with the Clive office and the expansion of the mortgage lending department. The increases were partially offset by a $23,400 decrease in real estate operations expense related to the two apartment complexes sold by the Company during fiscal 2002.

     INCOME TAX EXPENSE. Income tax (benefit) was ($141,300) for the three months ended March 31, 2003, an increase of $126,400 when compared to the three months ended March 31, 2002, due to tax refunds received from prior years' amended tax returns and the settlement of tax contingencies.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     GENERAL. Net income was $243,800 for the nine months ended March 31, 2003 as compared to $587,300 for the nine months ended March 31, 2002.

     NET INTEREST INCOME. Net interest income increased $168,200 from $2.3 million for the nine months ended March 31, 2002 to $2.5 million for the nine months ended March 31, 2003. There were reductions in total interest income and total interest expense. The $511,600 reduction in total interest income was comprised of decreases in interest on loans of $398,000 and investment and other interest income of $113,600. There was also a decrease in interest paid on deposits of $376,200, in addition to a reduction in interest paid on borrowings of $303,600, resulting in a $679,800 decrease in total interest expense.

     INTEREST INCOME. Interest income decreased $511,600 from $5.5 million for the nine months ended March 31, 2002 to $5.0 million for the nine months ended March 31, 2003. The change was primarily due to decreases in interest earned on the loan portfolio of $398,000 and interest earned on investments and other of $113,600. The interest on loans decreased primarily as a result of a decrease in the yield earned on the loan portfolio. The decrease in income on investments and other was primarily due to the decrease in the average yield earned on the balance of interest-bearing deposits held at other depository institutions and investments held for sale.

     INTEREST EXPENSE. Interest expense decreased $679,800 from $3.2 million in the nine months ended March 31, 2002 to $2.5 million in the nine months ended March 31, 2003. This decrease was primarily due to decreases in interest paid on Federal Home Loan Bank advances of $303,600 and interest paid on deposits of $376,200. The decrease in interest paid on borrowings was due to a decrease in the average balance of Federal Home Loan Bank advances. The decrease in interest paid on deposits was the result of a decrease in the average rate paid on the balance of deposits.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002, were $166,700 and $385,500, respectively. The decrease of $218,800 was based on management's analysis of the allowance for loan losses during the nine months ended March 31, 2003. The charge to provision for loan losses was related primarily to two significant participation loans secured by five properties and a loan secured by commercial real estate. Three of the five properties that secured the two participation loans have been sold. The two other properties are being marketed by the servicer. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for probable losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income decreased $655,700 from $1,009,900 for the nine months ended March 31, 2002 to $354,200 for the nine months ended March 31, 2003. The decrease was primarily due to a reduction in net gain on the sale of real estate held for investment of $621,600, which mostly consisted of a $630,600 net gain on the sale of the Company's two apartment complexes, recorded during the nine month period ended March 31, 2002. There was also a decrease in real estate operations income of $206,200, which had been generated by the two apartment complexes in previous periods. Gain on the sale of loans was $108,000, as the Bank began originating and selling loans in the secondary market during the nine month period ended March 31, 2003. Other non-interest income increased $75,700, and was primarily due to increases in fee income for the period ended March 31, 2003, as compared to the same period ended March 31, 2002. There was a $5,500 loss on the sale of investments during the nine month period ended March 31, 2003, as compared to a gain on the sale of investments of $6,100 during the nine month period ended March 31, 2002.

     NON-INTEREST EXPENSE. Non-interest expense increased from $2.1 million for the nine months ended March 31, 2002 to $2.6 million for the nine months ended March 31, 2003. This increase of $510,200 was primarily the result of increases in other non-interest expense of $257,400, salaries and benefits of $208,200, occupancy and equipment expense of $184,900, and data processing expense of $24,400, which were partially offset by a decrease in real estate operations expense of $164,400. Other non-interest expense increases were primarily due to increases in audit and consulting expense and marketing and advertising expense, related to improving efficiency, increase market awareness and expansion of products and services. The increase in salaries and benefits was primarily related to commissions paid to loan originators, as the Bank began originating and selling mortgages in the secondary market. The increase in occupancy and equipment expense was due to the increased costs associated with the Clive office and the expansion of the mortgage lending department. Data processing expense increased primarily due to the addition of telephone banking services for our customers, provided by our data processor. The reduction in real estate operations expense was related to the two apartment complexes that the Company sold during the nine month period ended March 2002.

     INCOME TAX EXPENSE. Income tax (benefit) was ($181,000) for the nine months ended March 31, 2003 compared to an income tax expense of $254,500 for the nine months ended March 31, 2002. This expense reduction was due to a decrease in net income, tax refunds received from prior periods' amended tax returns and settlement of tax contingencies.

     LIQUIDITY AND CAPITAL RESOURCES. The Office of Thrift Supervision regulations require the Bank to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at March 31, 2003 was 6.8%. The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans, interest earned on investments and funds provided by operations. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 2003, the Bank exceeded regulatory capital requirements.

     At March 31, 2003, the Bank's tangible equity capital was $7.4 million, or 7.79%, of tangible assets, which exceeded the 1.5% requirement by $6.0 million. In addition, at March 31, 2003, the Bank had core capital of $7.4 million, or 7.79%, of adjusted total assets, which exceeded the 4% requirement by $3.6 million. The Bank had total risk-based capital of $7.9 million at March 31, 2003, or 13.08%, of risk-weighted assets which exceeded the 8.0% risk-based capital requirements by $3.1 million. The Bank is considered "well-capitalized" under federal regulations.

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

Item 4 - Submission of Matters to Vote of Security Holders
        None

Item 5 - Other Information
        None

Item 6 - Exhibits and Reports on Form 8-K
        (a) Exhibits

        (b) The following is a description of the Form 8-K's filed during the three months ended March 31, 2003:

          1. February 18, 2003, a current report on Form 8-K was filed reflecting quarterly financial information.
          2. March 12, 2003, a current report on Form 8-K was filed announcing a dividend declaration.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STATEFED FINANCIAL CORPORATION
                                    Registrant


Date:   May 14, 2003                     /s/ Randall C. Bray
     -------------------------           ------------------------------------
                                            Randall C. Bray
                                            Chairman and President


Date:   May 14, 2003                     /s/ Andra K. Black
     -------------------------           ------------------------------------
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

By: /s/ Randall C. Bray
   --------------------
Name: Randall C. Bray
Chairman of the Board and President
May 14, 2003

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

By: /s/ Andra K. Black
   ---------------------------
Name: Andra K. Black
Chief Financial Officer and Executive Vice President
May 14, 2003