Form 10KSB
period 2003-06-30
STATEFED FINANCIAL CORP
filed 2003-09-29
CIK 912567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission file number 0-22790

                         STATEFED FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                     42-1410788
    -------------------------------                    --------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     13523 University Avenue, Clive, Iowa                     50325
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (515) 223-8484

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

                     Common Stock, par value $0.01 per share
                    ----------------------------------------
                                (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State the issuer's revenue for the most recent fiscal year: $7.1 million.

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of September 23, 2003, was $13.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of September 23, 2003, there were issued and outstanding 1,293,958 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

        At June 30, 2003, the Company had $96.8 million of assets and stockholders' equity of $13.9 million (or 14.37% of total assets).

        State Federal is a federally chartered savings association headquartered in Clive, Iowa. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States.

        The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage and commercial and multi-family real estate loans, and, to a lesser extent, construction and consumer loans primarily in the Bank's market area. The Bank also invests in U.S. Government and agency obligations and other permissible investments. At June 30, 2003, most of the Bank's real estate mortgage loans were secured by properties located in Iowa.

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

Lending Activities

        General. Historically, the Bank has originated fixed-rate, one- to four-family residential mortgage loans. In the early 1980's, the Bank began to focus on the origination of adjustable-rate mortgage ("ARM") loans, in order to increase the percentage of loans in its portfolio with more frequent repricing than fixed-rate mortgage loans. While the Bank has continued to originate fixed-rate mortgage loans in response to customer demand, it also continues to offer ARMs. The Bank also, from time to time, purchases loans.

        While the Bank primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, it also originates multi-family and commercial real estate and, to a lesser extent, construction and consumer loans in its primary market area. At June 30, 2003, the Bank's net loan portfolio totaled $82.2 million.

        The Loan Committee of the Bank, comprised of executive officers of the Bank, has the immediate responsibility for the supervision of the Bank's loan portfolio. Loans are originated and underwritten according to policies approved by the Board. Any loan in excess of the approved level of the Loan Committee of the Bank, must be reviewed and approved by the Loan Committee of the Board, comprised of two non-employee members of the Board. The Board of Directors has responsibility for the overall supervision of the Bank's loan portfolio and in addition, reviews all foreclosure actions or the taking of deeds-in-lieu of foreclosure.

        The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At June 30, 2003, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $1.2 million. At that date the largest loan to one borrower or group of related borrowers consisted of three loans to one borrower totaling $1.2 million. All of those loans were performing in accordance with their terms. Currently, it is the Bank's policy to limit its loans to one borrower to the maximum regulatory limit. The Bank reserves the right to discontinue, adjust or create new lending programs to respond to its needs and to competitive factors, and on occasion the Bank's holding company has participated in loans with the Bank, which loans would have exceeded the limit on loans to one borrower had such loans been made by the Bank.

        Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.

                                                                        June 30,
                                         -----------------------------------------------------------------
                                                 2003                   2002                   2001
                                         -----------------------------------------------------------------
                                          Amount      Percent      Amount    Percent     Amount    Percent
                                         -----------------------------------------------------------------
                                                              (Dollars in Thousands)
Real Estate Loans:
   One-to-four family                    $ 55,886       65.77%   $  55,482     63.24%  $  55,179     61.77%
   Multi-family and Commercial             22,235       26.17       25,847     29.46      31,243     34.97
   Construction and development             3,019        3.55        4,331      4.94       1,309      1.46
                                         --------------------    -------------------   -------------------
       Total real estate loans           $ 81,140       95.49    $  85,660     97.64   $  87,731     98.20

Other Loans:
   Consumer loans:
     Deposit account................           41        0.05           56      0.06         117      0.13
     Other..........................        3,794        4.46        2,012      2.29       1,489      1.67
                                         --------------------    -------------------   -------------------
       Total consumer loans.........        3,835        4.51        2,068      2.36       1,606      1.80
                                         --------------------    -------------------   -------------------
       Total loans..................       84,975      100.00%      87,728    100.00%     89,337    100.00%
                                                     ========                =======               =======

Less:
   Loans in process.................       (1,176)                  (1,726)                 (717)
   Deferred fees and discounts......         (286)                    (303)                 (339)
   Allowance for losses.............       (1,319)                    (927)                 (382)
                                         --------                ---------             ---------
   Total loans receivable, net......     $ 82,194                $  84,772             $  87,899
                                         ========                =========             =========

        The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                          June 30,
                                           -----------------------------------------------------------------
                                                   2003                     2002                 2001
                                           -----------------------------------------------------------------
                                            Amount      Percent      Amount    Percent     Amount    Percent
                                           -----------------------------------------------------------------
                                                                  (Dollars in Thousands)
  Fixed Rate Loans:
    Real estate:
     One-to-four family...............     $ 50,503       59.43%   $  47,701     54.37%  $  42,100     47.13%
     Multi-family and Commercial......       12,767       15.02       14,216     16.20      15,402     17.24
     Construction or development......        3,019        3.55        4,331      4.94       1,309      1.46
                                           --------------------    -------------------   -------------------
         Total real estate loans......       66,289       78.00       66,248     75.51      58,811     65.83
     Consumer.........................        2,759        3.24        1,859      2.12       1,606      1.80
                                           --------------------    -------------------   -------------------
         Total fixed-rate loans              69,048       81.24       68,107     77.63      60,417     67.63

  Adjustable Rate Loans:
    Real estate:
     One-to-four family...............        5,383        6.34        7,781      8.87      13,079     14.64
     Multi-family and Commercial......        9,468       11.15       11,631     13.26      15,841     17.73
                                           --------------------    -------------------   -------------------
         Total real estate loans......       14,851       17.49       19,412     22.13      28,920     32.37
     Consumer.........................        1,076        1.27          209      0.24           -
                                           --------------------    -------------------   -------------------
         Total adjustable-rate loans..       15,927       18.76       19,621     22.37      28,920     32.37
                                           --------------------    -------------------   -------------------
         Total loans..................       84,975      100.00%      87,728    100.00%     89,337    100.00%
                                                       ========                =======               =======

  Less:
     Loans in process.................       (1,176)                  (1,726)                 (717)
     Deferred fees and discounts......         (286)                    (303)                 (339)
     Allowance for losses.............       (1,319)                    (927)                 (382)
                                           --------                ---------             ---------
     Total loans receivable, net......     $ 82,194                $  84,772             $  87,899
                                           ========                =========             =========

        The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 2003. Mortgages which have fixed, adjustable or renegotiable interest rates are shown as maturing at the contractual maturity date. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                     Real Estate
                                           -------------------------------------------------------------
                                                                 Multi-family and      Construction
                                           One-to-four family       Commercial         or Development
                                           -------------------------------------------------------------
                                                     Weighted             Weighted              Weighted
                                                      Average              Average               Average
                                            Amount     Rate      Amount     Rate      Amount      Rate
                                           -------   --------   -------   --------   -------    --------
  Due During Years Ending June 30, /(1)/
  2004...................................  $ 5,365       7.64%  $ 7,027       7.16%  $ 3,019        6.52%
  2005...................................    7,473       7.60     1,768       7.70         -           -
  2006...................................    3,742       7.58     1,874       9.18         -           -
  2007-2011..............................    4,211       7.43     5,775       6.65         -           -
  After 2011.............................   35,095       7.01     5,791       6.96         -           -

                                                         Real Estate
                                           ---------------------------------------

                                               Consumer               Total
                                           ---------------------------------------
                                                    Weighted              Weighted
                                                     Average               Average
                                           Amount     Rate      Amount      Rate
                                           ------   --------   --------   --------
  Due During Years Ending June 30, /(1)/
  2004...................................  $  897       7.55%  $ 16,308       7.22%
  2005...................................     207       9.57      9,448       7.66
  2006...................................     192       9.62      5,808       8.16
  2007-2011..............................   2,539       6.68     12,525       6.92
  After 2011.............................       -          -     40,886       7.00

----------
(1) Includes construction loans which the Bank reclassifies as permanent loans once the construction phase is completed.

        The total amount of loans due after June 30, 2004 which have fixed interest rates is $57.5 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $11.2 million.

        One- to four-family Residential Mortgage Lending. Loans of this type are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 2003, the Company's one- to four-family residential mortgage loans totaled $55.9 million, or approximately 65.8% of the Company's total gross loan portfolio.

        The Company currently offers ARM payment and fixed-rate mortgage loans. During the year ended June 30, 2003, the Bank did not originate any adjustable-rate real estate loans, which were secured by one- to four-family residential real estate, due to the historically low interest rate environment. During the same period, the Company originated $31.9 million of fixed-rate real estate loans, secured by one- to four-family residential real estate. This included loans originated with the intent to sell in the secondary market. The Company's one- to four-family residential mortgage originations are primarily in its market and surrounding areas. The Company began originating and selling servicing released fixed rate single family loans in the secondary market, which totaled $11.0 million during the period ended June 30, 2003. No such loans were sold during the two year period ended June 30, 2002.

        The Company currently originates up to a maximum of 30-year, fixed-rate, one- to four-family residential mortgage loans in amounts up to 90% of the appraised value of the security property provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure to at or below the 80% loan-to-value level. The Company may consider raising the loan-to-value ratio in the future as regulations permit. Due to consumer demand, the Company also has offered fixed-rate 10- through 15-year mortgage loans, most of which conform to secondary market standards (i.e., Federal National Mortgage Bank ("FNMA"), Government National Mortgage Bank ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC") standards

        Interest rates charged on these fixed-rate loans are priced according to market conditions, although management does not currently anticipate offering rates at the most competitive end of the market on loans that it holds in portfolio. In order to be more competitive in the market, maintain asset quality and profitability, the Company began originating and selling fixed rate single family servicing released mortgages. Residential loans generally do not include prepayment penalties.

        The Company also currently offers thirty year amortization ARM loans with interest rate adjustments occurring after one, and to a lesser extent, three, five and seven year terms with an interest rate margin generally 300 basis points over one year Treasury rates. These loans have a fixed-rate for the stated period and, thereafter, such loans adjust periodically, pursuant to the contractual term. These loans provide for up to a 100 basis point annual cap and a lifetime cap of 600 basis points over the initial rate although the bulk of the Bank's ARMs are estimated by management to have 500 basis point lifetime caps. Under the current ARM program, a 500 basis point lifetime cap is being utilized. Under the contractual terms, the majority of such loans do not adjust below the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. The Company's ARMs do not permit negative amortization of principal. The Bank generally qualifies borrowers at the fully indexed rate.

        In underwriting one- to four-family residential real estate loans, State Federal evaluates, among other things, both the borrower's ability to make monthly payments and the value of the property securing the loan. All properties securing real estate loans made by State Federal are appraised by independent fee appraisers approved by the Board of Directors. State Federal generally requires borrowers to obtain an attorney's title opinion, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. State Federal now requires title insurance. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

        Multi-Family and Commercial Real Estate Lending. The Company has also engaged in commercial and multi-family real estate lending in its market area and surrounding areas and has purchased participation interests in such loans from other financial institutions throughout Iowa. At June 30, 2003, the Company had $22.2 million of commercial and multi-family real estate loans, which represented 26.2% of the Company's gross loan portfolio. There were two loans totaling $1.1 million 30-89 days delinquent and two non-performing loans totaling $1.6 million (two of the loans were on properties located in the Des Moines area, one in the Chicago area and one commercial property located in Minnesota). The Company had multi-family and commercial real estate loans, with an aggregate balance of $4.6 million at June 30, 2003, secured by real estate located in Colorado, Nebraska, Minnesota, Nevada, California, Illinois and Florida.

        Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

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

        The following table breaks out the Company's commercial loan portfolio by type of loan at the dates indicated.

                                                      June 30,
                                       -------------------------------------
                                           2003         2002         2001
                                       -----------  -----------  -----------
          Multi-family                 $     6,916  $     7,472  $    10,956
          Nursing homes                      1,906        1,983        2,030
          Churches                             223          465          525
          Motels                             3,213        4,835        6,037
          Shopping Centers                       -            -        1,305
          Commercial buildings               9,977       11,092       10,390
                                       -----------  -----------  -----------
                 Total                 $    22,235  $    25,847  $    31,243
                                       ===========  ===========  ===========

        This portfolio decreased by $3.6 million from fiscal 2002 to fiscal 2003, and the portfolio comprised 26.2% of total loans in fiscal 2003 compared to 29.5% of total loans in fiscal 2002.

        Construction Lending. The Company engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single family homes and commercial properties in the Company's primary market area and surrounding areas. At June 30, 2003, the Company had $3.0 million of gross construction loans.

        Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs for twelve months. During the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

        All construction loans to builders require payment of interest only for up to 12 months. At June 30, 2003, there were two delinquent constructions loans totaling $168,000 secured by single family residences. One of these construction loans with a carrying value of $85,000 was paid current in July 2003 and is performing in accordance with its repayment terms.

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

        Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2003, two home equity lines of credit totaling $59,000, four auto loans totaling $6,000 and six unsecured loans totaling $1,000 in the consumer loan portfolio were non-performing. There can be no assurance as to the delinquencies in the future.

        The largest component of State Federal's consumer loan portfolio consists of home equity lines of credit. At June 30, 2003, these loans totaled $1.9 million or approximately 2.2% of the Bank's gross loan portfolio. During the fiscal year ended June 30, 2003, the Bank originated $3.0 million in home equity lines of credit as compared to $447,000 originated in the same period ended June 30, 2002. At June 30, 2003, the Bank's consumer loan portfolio totaled $3.8 million or 4.5% of its total gross loan portfolio.

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

        While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. The Company had primarily been a portfolio lender, but began originating and selling servicing released single family fixed rate loans in the secondary market in order to maintain asset quality and profitability.

        In fiscal 2003, the Company originated $37.2 million of loans, compared to $22.1 million and $18.2 million in fiscal 2002 and 2001, respectively. The Company sold $11.0 million of its fiscal 2003 fixed rate single family servicing released loan originations in the secondary market. Principal repayments in fiscal 2003 increased by $3.1 million from $25.1 million in fiscal 2002.

        In periods of economic uncertainty, the ability of financial institutions, including State Federal, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings.

        The following table shows the loan origination, purchase, sales and repayment activities of the Company for the periods indicated.

                                                                    Year ended June 30,
                                                       ---------------------------------------------
                                                           2003              2002           2001
                                                       ------------      -----------    ------------
                                                                      (In Thousands)
  Originations by type:
  Adjustable rate:
     Real estate - one-to four-family                  $          -      $         -    $        896
                 - multi-family and commercial                    -                -           1,416
     Non-real estate - consumer                               1,876              447               -
                                                       ------------      -----------    ------------
            Total adjustable-rate                             1,876              447           2,312

  Fixed rate:
     Real estate - one-to four-family                        31,852           13,209          12,069
                 - multi-family and commercial                1,708            6,097           2,486
     Non-real estate - consumer                               1,764            2,337           1,314

            Total fixed-rate                                 35,324           21,643          15,869
                                                       ------------      -----------    ------------

            Total loans originated                           37,200           22,090          18,181

  Purchases:
     Real estate - one-to four-family                             -                -               -
                 - multi-family and commercial                  500            1,000           2,472
     Non-real estate - consumer                                   -                -               -
                                                       ------------      -----------    ------------
            Total loans                                         500            1,000           2,472
     Mortgage-backed securities                                   -                -               -
                                                       ------------      -----------    ------------
            Total purchases                                     500            1,000           2,472

  Sales:
     Real estate - one-to four-family                        10,986                -               -
                 - multi-family and commercial                    -                -               -
     Non-real estate - consumer                                   -                -               -
                                                       ------------      -----------    ------------
            Total loan sales                                 10,986                -               -

  Repayments:
     Principal repayments                                    28,182           25,086          18,713
                                                       ------------      -----------    ------------
            Total reductions                                 39,168           25,086          18,713
                                                       ------------      -----------    ------------

  Increase (decrease) in other items, net                       761           (1,131)           (614)
                                                       ------------      -----------    ------------
            Net increase (decrease)                    $       (707)     $    (3,127)   $      1,326
                                                       ============      ===========    ============

Non-Performing Assets and Classified Assets

        When a borrower fails to make a required payment on real estate secured loans and consumer loans, a late charge is automatically assessed and a notice is sent in accordance with the terms outline in the loan note. At 30 days after the payment is due, the Company generally institutes collection procedures by mailing a delinquency notice and/or by telephone. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 60 days, satisfactory payment arrangements must be adhered to or the Company will initiate foreclosure or repossession.

        Generally, when a loan becomes delinquent 90 days or more or when the collection of principal or interest becomes doubtful, the Company will place the loan on a non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

        The following table sets forth information concerning delinquent mortgage and other loans at June 30, 2003. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                              Real Estate
                                                        ---------------------------------------------------------
                                                                                             Commercial and
                                                            One-to four-family                Multi-family
                                                        --------------------------     --------------------------
                                                        Number    Amount    Percent    Number   Amount    Percent
                                                        ------    -------   -------    ------   -------   -------
                                                                         (Dollars in Thousands)
          Loans delinquent for:
             30-59 days .........................           20    $ 1,158      2.07%        2   $ 1,070      4.81%
             60-89 days .........................            2         58      0.10         -         -         -
             90 days and over ...................           16        811      1.45         2     1,576      7.09
                                                        ------    -------   -------    ------   -------   -------
                    Total delinquent loans                  38    $ 2,027      3.62%        4   $ 2,646     11.90%
                                                        ======    =======   =======    ======   =======   =======

        At June 30, 2003 there were 12 delinquent consumer loans totaling $66,000. The ratio of delinquent consumer loans to total loans (net) was .08% at June 30, 2003. There were two delinquent single family construction loans totaling $168,000 as of June 30, 2003.

        The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio at the dates indicated. Loans are generally placed on non-accrual status when the collection of principal and/or interest become doubtful or when the loan is in excess of 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                                              June 30,
                                                    --------------------------
                                                      2003      2002    2001
                                                    -------   -------  -------
                                                      (Dollars in Thousands)
  Non-accruing loans:
       One-to four-family                           $   811   $ 1,077  $ 1,218
       Multi-family and commercial real estate        1,576       906       48
       Consumer                                          17        27       53
                                                    -------   -------  -------
            Total                                     2,404     2,010    1,319

  Accruing loans delinquent more than 90 days:
       One-to four-family                                 -       180      362
       Multi-family and commercial real estate            -         -      469
                                                    -------   -------  -------
            Total                                         -       180      831

  Foreclosed assets:
       One-to four-family                                88       365        -
       Multi-family and commercial real estate            -         -    1,320
                                                    -------   -------  -------
            Total                                        88       365    1,320

  Total non-performing assets                       $ 2,492   $ 2,555  $ 3,470
                                                    =======   =======  =======

  Total as a percentage of total assets                2.58%     2.65%    3.23%
                                                    =======   =======  =======

        Non-Performing Assets. Included in total non-performing assets are 16 mortgage loans secured by one- to four-family dwellings totaling $811,000, two multi-family and commercial loans totaling $1.6 million and three consumer loans for $17,000.

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

        In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2003, the Bank had classified a total of $1.1 million of its assets as substandard, $3.0 million were classified as doubtful, and none were classified as loss.

        At June 30, 2003, total classified assets comprised $4.1 million or 52.6% of the Bank's capital, or 4.5% of the Bank's total assets. In addition, the Bank has $2.8 million of its assets classified as special mention that contain deficiency characteristics, which if not corrected, could become classified as substandard, according to OTS guidelines.

        At June 30, 2003 the Bank had a total of $88,000 in property acquired in settlement of loans, which consisted of a single one- to four-family real estate property.

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

        Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2003, the Company had a total allowance for loan losses of $1.3 million or 1.6% of loans receivable, net. See Notes A and E of the Notes to Consolidated Financial Statements in Part III Item 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II Item 6.

        The following table sets forth an analysis of the Company's allowance for loan losses.

                                                        Year Ended June 30,
                                                   ---------------------------
                                                     2003      2002      2001
                                                   -------    ------    ------
                                                      (Dollars in Thousands)
  Balance at beginning of period                   $   927    $  382    $  259

  Charge-offs                                         (428)      (77)      (28)
  Recoveries                                            57        56         -
                                                   -------    ------    ------

  Net charge-offs                                     (371)      (21)      (28)
  Additions charged to operations                      763       566       151
                                                   -------    ------    ------

  Balance at end of period                         $ 1,319    $  927    $  382
                                                   =======    ======    ======

  Ratio of net charge-offs during the period
   to average loans outstanding during the period     0.44%     0.02%     0.03%
                                                   =======    ======    ======
  Ratio of net charge-offs during the period
   to average non-performing assets                  17.20%     0.79%     0.96%
                                                   =======    ======    ======

        The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                 June 30,
                                     -------------------------------------------------------------
                                             2003                  2002                2001
                                     --------------------    -----------------  ------------------
                                                 Percent              Percent             Percent
                                                 of Loans             of Loans            of Loans
                                                 in Each              in Each             in Each
                                                 Category             Category            Category
                                                 to Total             to Total            to Total
                                      Amount      Loans      Amount     Loans   Amount      Loans
                                     ---------   --------    ------   --------  ------    --------
                                                           (Dollars in Thousands)
  One-to four-family.............    $     522      65.77%   $  292      63.24% $  165       61.77%
  Multi-family and commercial
   real estate...................          753      26.17       594      29.46     198       34.97
  Construction...................           17       3.55         -       4.94       -        1.46
  Consumer and unsecured.........           27       4.51        41       2.36      19        1.80
  Unallocated....................            -          -         -          -       -           -
                                     ---------   --------    ------   --------  ------    --------
            Total                    $   1,319     100.00%   $  927     100.00% $  382      100.00%
                                     =========   ========    ======   ========  ======    ========

Investment Activities

        State Federal maintains minimum levels of investments for liquidity purposes. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank's investment policy objective in this regard sets the Bank's desired liquidity between 6% and 12%. As of June 30, 2003, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.92%. See "Regulation - Liquidity."

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

        Cash and Investments in Certificates of Deposit and Other Investments. At June 30, 2003, the Company's cash and interest-bearing deposits in other financial institutions totaled $4.4 million, or 4.5% of its total assets. Certificates of deposits invested in other institutions totaled $99,000 or 0.1% of its total assets. The Bank has a $1.8 million investment in the common stock of the FHLB of Des Moines in order to satisfy the requirement for membership in such institution. The Company has $1.1 million or 1.1% of its total assets invested in corporate securities, which includes preferred common stocks. The Company has $141,000 or 0.2% of its assets invested in federal agency securities. See Note D of Notes to Consolidated Financial Statements in Part II
Item 7.

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

        The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                       2003               2002               2001
                                                                 ---------------    ----------------   ---------------
                                                                  Book     % of      Book      % of     Book     % of
                                                                  Value    Value     Value     Value    Value    Value
                                                                 ---------------    ----------------   ---------------
                                                                                   (Dollars in Thousands)
  Investment Securities:
        Corporate equity securities..........................    $ 1,124   37.13%   $ 1,082    35.06%  $ 1,619   43.92%
        Federal agency debt securities.......................        141    4.66        141     4.57       204    5.54
        Municipal bonds......................................          -       -        101     3.27       101    2.74
  FHLB Stock.................................................      1,762   58.21      1,762    57.10     1,762   47.80
                                                                 ---------------    ----------------   ---------------
        Total investment securities and FHLB stock...........    $ 3,027  100.00%   $ 3,086   100.00%  $ 3,686  100.00%
                                                                 ===============    ================   ===============

  Other Interest-Earning Assets:
        Interest-bearing deposits with banks.................    $ 3,808   97.47%   $ 2,846    96.64%  $ 6,691   95.75%
        Certificates of deposit invested in other
        institutions.........................................         99    2.53         99     3.36       297    4.25
                                                                 ---------------    ----------------   ---------------
        Total................................................    $ 3,907  100.00%   $ 2,945   100.00%  $ 6,988  100.00%
                                                                 ===============    ================   ===============

  Average remaining life or term to repricing of
   certificates of deposit...................................     1 year            2 years            1-1/2
                                                                                                       years

Contractual maturities of federal agency debt securities and municipal bonds are shown below:

                                                            June 30, 2003
                                                       ----------------------
                                                                     Weighted
                                                         Book        Average
                                                         Value        Yield
                                                       ----------------------
                                                       (Dollars in Thousands)
          Due in one year or less                           55           3.58%
          Due after one year through five years              -              -
          Due after five years through ten years             4           7.25
          Due after ten years                               82           6.46
                                                       -------
                                                       $   141
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

        The following table sets forth the savings flows at the Bank during the periods indicated.

                                                      Year Ended June 30,
                                             ----------------------------------
                                                2003       2002         2001
                                             ----------------------------------
                                                    (Dollars in Thousands)
  Opening balance..........................  $   66,901  $  62,987   $   53,648
  Deposits.................................     121,855    100,655       80,230
  Withdrawals..............................    (118,409)   (99,801)     (73,984)
  Interest credited........................       2,626      3,060        3,093
                                             ----------  ---------   ----------
  Ending balance...........................  $   72,973  $  66,901   $   62,987
                                             ==========  =========   ==========
  Net increase (decrease)..................  $    6,072  $   3,914   $    9,339
                                             ==========  =========   ==========
  Percent increase (decrease)..............         9.1%       6.2%       17.40%
                                             ==========  =========   ==========

        The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.

                                                                          Maturity
                                                  ---------------------------------------------------------
                                                                 Over       Over
                                                   3 Months     3 to 6     6 to 12       Over
                                                   or less      Months      Months     12 Months     Total
                                                  ---------   ---------   ---------   ----------   --------
                                                                   (Dollars in Thousands)
  Certificates of deposits less than $100,000...  $   7,226   $   4,210   $   6,706   $   20,450   $ 38,592
  Certificates of deposit $100,000 or more......      1,050       1,312       1,176        8,261     11,799
                                                  ---------   ---------   ---------   ----------   --------
  Total certificates of deposit                   $   8,276   $   5,522   $   7,882   $   28,711   $ 50,391
                                                  =========   =========   =========   ==========   ========

        Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand.

        State Federal's borrowings historically have consisted of advances from the FHLB of Des Moines upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2003, the Bank had $9.0 million in FHLB advances.

        At June 30, 2003, the Bank had no repurchase agreements or other borrowings not mentioned above outstanding.

        The following table sets forth certain information including the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                            Year Ended June 30,
                                                     -------------------------------
                                                       2003        2002       2001
                                                     -------------------------------
                                                         (Dollars in Thousands)
  Maximum Balance:
        FHLB advances                                $ 14,000    $ 29,185   $ 35,235
                                                     ========    ========   ========
  Average Balance:
        FHLB advances                                $ 10,923    $ 18,541   $ 32,543
                                                     ========    ========   ========
  Weighted average interest rate of FHLB advances        5.17%       5.51%      5.21%
                                                     ========    ========   ========

Service Corporation Activities

        Federal institutions generally may invest up to 2% of their assets in service corporations plus an additional 1% of assets if used for community purposes. In addition, federal institutions may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal institution may engage directly.

        State Federal has one subsidiary which is a service corporation, State Service Corporation, located in Des Moines, Iowa. State Service Corporation was organized by State Federal in 1976. State Service Corporation currently sells noninsured investment products.

        During the fiscal year ended June 30, 2003, State Service Corporation generated $81,000 in gross revenue from the sale of noninsured investment products and $16,000 of interest income on real estate contracts. Income tax (benefit) totaled ($12,000) for fiscal 2003.

                                   REGULATION

General

        State Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government up to applicable limits set by the FDIC. State Federal is subject to broad federal regulation and oversight extending to all its operations principally by its primary regulator, the OTS. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of State Federal, the Holding Company also is subject to federal regulation and oversight principally by the OTS. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over State Federal.

        Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

The USA PATRIOT Act

In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

    . Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.
    . Pursuant to Section 326 on July 23, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued a proposed rule that provides for minimum standards with respect to customer identification and verification. At this time, a final rule is pending.
    . Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
    . Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.
    . Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

    .   the creation of an independent accounting oversight board;
    . auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
    . additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
    . the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
    . an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;
    . requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
    . requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;
    . expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
    . a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
    . disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
    .   mandatory disclosure by analysts of potential conflicts of interest; and
    .   a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that this compliance will have a material impact on our results of operations or financial condition.

Federal Regulation of Savings Banks

        The OTS has extensive authority over the operations of savings banks, such as State Federal. As part of this authority, State Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular examination of State Federal was as of June 30, 2002. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2003 was approximately $32,000.

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

        The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2003, the Bank's lending limit under this restriction was approximately $1.2 million.

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

        The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of June 30, 2003, the Bank met the requirements of a well-capitalized institution

        The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for BIF and SAIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

        At June 30, 2003, the Bank had tangible capital of $7.2 million, or 7.87% of adjusted total assets, which is approximately $5.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

        At June 30, 2003, the Bank had core capital equal to $7.2 million, or 7.87% of adjusted total assets, which is $3.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

        The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2003, State Federal had no capital instruments that qualify as supplementary capital but had $650,000 of general loss reserves, which was less than 1.12% of risk-weighted assets.

        Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. State Federal had no such exclusions from capital and assets at June 30, 2003.

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

        On June 30, 2003, the Bank had total risk-based capital of $7.8 million (including $7.2 million in core capital and $650,000 in qualifying supplementary capital) and risk-weighted assets of $58.8 million or total risk-based capital of 13.3% of risk-weighted assets. This amount was $3.1 million above the 8% requirement in effect on that date.

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

Qualified Thrift Lender Test

        All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the Savings Institution may maintain 60% of its assets specified in
Section 770(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2003, the Bank met the test and has always met the test since its effectiveness.

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

Federal Reserve System

        The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking accounts). At June 30, 2003, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

        As a member, State Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2003, State Federal had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years these dividends have averaged 5.12% and were 3.0% for fiscal year 2003.

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

        For the fiscal year ended June 30, 2003, dividends paid by the FHLB of Des Moines to State Federal totaled $53,000 which constituted a $9,000 decrease from the amount of dividends received in the fiscal year ended June 30, 2002. The $13,000 dividend received for the period ended May 31, 2003 and paid June 13, 2003 reflected an annualized rate of 3.0%, which was unchanged from the quarter ended June 30, 2002.

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

        A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2003, the portion of the Bank's reserves subject to this treatment for tax purposes totaled approximately $1.4 million.

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

Employees

        At June 30, 2003, the Company and its subsidiary had a total of 32 full-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2. Properties

        The Bank conducts its business at its main office and two other locations in its primary market area. The following table sets forth information relating to each of the Bank's offices as of June 30, 2003.

        The Bank owns one branch office and its main office. The total net book value of the Bank's premises and equipment (including land, building, furniture, fixtures and equipment) at June 30, 2003 was $3.3 million. See Note G of Notes to Consolidated Financial Statements in Part II Item 7.

                                                     Total
                                                  Approximate      Net Book
                                        Year        Square         Value at
  Location                            Acquired      Footage     June 30, 2003
  ---------------------------------------------------------------------------

  Main Office:

       13523 University Avenue          2001           12,000   $   2,613,100
       Clive, Iowa

  Branch Offices:

       4018 University Avenue           1985            4,000   $     291,100
       Des Moines, Iowa

       700 Walnut Street, Suite 203     2002/(1)/       2,077   $      39,700
       Des Moines, Iowa

 /(1)/ Lease expires in May 2007 with an option to renew for an additional 5 year term.
        The minimum lease amount for fiscal years 2004, 2005, 2006 and 2007 are $41,500, $41,500, $41,500 and $38,100, respectively.

        The Bank subleases approximately 250 square feet of its location on Walnut Street, under a five year operating lease. The sublease began on April 29, 2002 and expires in May 2007.

        The Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank.

        The Bank conducts its data processing through a service bureau, Fiserv. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 2003 was $93,000. The net book value of other furniture and equipment at June 30, 2003 was $286,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

STOCK LISTING

        StateFed Financial Corporation common stock is traded on the National Association of Securities Dealers, Inc. Small-Cap System under the symbol "SFFC."

PRICE RANGE OF COMMON STOCK

        The following table sets forth, for the periods shown, the high and low prices of the common stock and cash dividends per share declared. The prices reflect inter-dealer quotations without retail markup, markdown or commissions, and do not necessarily represent actual transactions.

          QUARTER ENDED            HIGH       LOW         DIVIDENDS
          ------------------       ------     ------      ---------
          September 30, 2000       10.500      8.750          0.075
           December 31, 2000       11.000      9.500          0.125
              March 31, 2001       11.063      8.875          0.100
               June 30, 2001       11.260      8.500          0.100
          September 30, 2001       11.600      9.500          0.100
           December 31, 2001       10.500      7.850          0.100
              March 31, 2002       10.390      9.800          0.100
               June 30, 2002       11.500      9.900          0.100
          September 30, 2002       10.300      8.710          0.100
           December 31, 2002       12.400     10.200          0.100
              March 31, 2003       12.650     11.000          0.100
               June 30, 2003       12.450     11.210          0.100

        Dividend restrictions are described in the notes to consolidated financial statements included in this report.

        The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. Automated Quotation System. The average of the bid and asked prices of StateFed Financial Corporation's common stock on September 23, 2003 was $12.06.

        At September 24, 2003, there were 1,293,958 shares of StateFed Financial Corporation common stock issued and outstanding and there were approximately 149 holders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation and Selected Financial Data

General

        The Company owns all of the outstanding capital stock of State Federal Savings and Loan Association (the "Bank"). The principal business of the Company has historically consisted of attracting deposits from the general public, and making loans secured by residential real estate. The Company's profitability is primarily dependent upon its net interest income, which is the difference between interest income on its loan and investment portfolio and interest paid on deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Company's profitability is also affected by the provision for loan losses and the level of non-interest income and expenses. Non-interest income consists primarily of service charges and other fees, gains (losses) on sales of assets and income from real estate operations. Non-interest expense includes salaries and employee benefits, real estate operations, occupancy of premises, federal deposit insurance premiums, data processing expenses and other operating expenses.

        StateFed Financial generally has sought to enhance its net earnings by, among other things, maintaining asset quality and levels of capital above federally required minimum standards and by controlling general and administrative expenses. Although no assurances can be made about future periods, the Company's results in these areas have enabled it to be consistently well-capitalized.

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

        StateFed Financial's basic mission is to record earnings while serving its local community. The Company wants to earn the complete trust and respect of its clients by providing compassionate personal service and sound financial advice. Specifically, it offers a range of customer services and products, including deposit accounts and loans with a special emphasis on one-to-four family mortgage lending and, to a lesser extent, multi-family and commercial real estate lending. Yet smaller portions of the Company's loans receivable consists of construction and consumer loans. Management has focused on fixed rate mortgage loans in recent years, achieving a loan portfolio consisting of 23.6% adjustable rate loans, 42.7% fixed rate loans, and 33.7% balloon and/or call loans.

Critical Accounting Policies

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and disclosures included within this report, are based on the Company's audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

        The Company's significant account policies are described in the "Notes to Consolidated Financial Statements". Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses.

        The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

                                                                           June 30,
                                                ---------------------------------------------------------
                                                    2003         2002        2001        2000      1999
                                                ---------------------------------------------------------
                                                                       (In Thousands)
Selected Financial Condition Data:

Total assets ...............................    $     96,753  $  96,405  $   107,549  $ 100,685  $ 90,824
Cash & cash equivalents ....................           4,407      3,115        7,729      2,477     8,481
Certificates of deposits in other
 institutions ..............................              99         99          297        496       884
Investment securities ......................           1,264      1,324        1,925      2,231     1,944
Loans held for sale ........................           1,871          -            -          -         -
Loans receivable, net ......................          82,194     84,772       87,899     86,573    72,331
Deposits ...................................          72,973     66,901       62,987     53,648    54,713
FHLB advances ..............................           9,000     14,000       29,185     29,284    18,877
Stockholders' equity .......................          13,907     14,196       14,088     16,650    16,123

                                                                           June 30,
                                                ---------------------------------------------------------
                                                    2003         2002        2001        2000      1999
                                                ---------------------------------------------------------
                                                                       (In Thousands)
Selected Operations Data:

Total interest income ......................    $      6,533  $   7,175  $     8,231  $   7,022  $  6,695
Total interest expense .....................           3,222      4,036        4,961      3,986     3,999
                                                ---------------------------------------------------------
Net interest income ........................           3,311      3,139        3,270      3,036     2,696
Provision for loan losses ..................             763        566          151         36        36
                                                ---------------------------------------------------------
Net interest income after provision for
 loan losses ...............................           2,548      2,573        3,119      3,000     2,660
Non-interest income:
  Real estate operations ...................              49        247          519        525       566
  Gain on sales of loans ...................             177          -            -          -         -
  Gain (Loss) on sale of real estate and
   investments .............................               7        748          (77)        52       106
  Other non-interest income ................             285        196          121        107       101
                                                ---------------------------------------------------------
Total non-interest income ..................             518      1,191          563        684       773
Total non-interest expense .................           3,446      3,044        2,662      2,006     1,926
                                                ---------------------------------------------------------
Income (loss) before income taxes ..........            (380)       720        1,020      1,678     1,507
Income tax expense (benefit) ...............            (341)       189          357        537       489
                                                ---------------------------------------------------------
Net income (loss) ..........................    $        (39) $     531  $       663  $   1,141  $  1,018
                                                =========================================================

                                                                       June 30,
                                                   -----------------------------------------------
                                                     2003      2002     2001       2000     1999
                                                   -----------------------------------------------
Selected Financial Ratios and Other Data:

Performance Ratios:
  Return on assets (ratio of net income to
   average total assets) .....................       (0.04)%    0.53%     0.63%     1.22%     1.13%
  Interest rate spread information:
    Average during the year ..................        3.23      2.94      2.84      2.87      2.50
    End of year ..............................        3.22      3.11      2.58      2.42      2.62
  Net interest margin (1) ....................        3.57      3.37      3.35      3.51      3.20
  Ratio of operating expense to average
   total assets ..............................        3.48      3.04      2.52      2.15      2.13
  Return on equity (ratio of net income to
   average equity) ...........................       (0.28)     3.72      4.07      7.02      6.30

Quality Ratios:
  Non-performing assets to total assets at
   end of year ...............................        2.48      2.06      3.21      2.30      1.84
  Allowance for loan losses to
   non-performing loans ......................       54.87     46.76     17.92     26.54     27.36

Capital Ratios:
  Stockholders' Equity to total assets at
   end of year ...............................       14.37     14.72     13.10     16.54     17.75
  Average Stockholders' Equity to average
   assets ....................................       14.23     14.28     15.44     17.39     17.81
  Ratio of average interest-earning assets
   to average interest-bearing liabilities ...       1.100x    1.098x    1.101x    1.139x    1.147x
  Number of full-service offices .............           3         3         3         2         2

  (1) Net interest income divided by average interest-earning assets.

  Dividends declared per share                     $  0.40   $  0.40  $   0.40   $  0.30  $   0.25
  Dividend payout ratio                                  -%     92.8%     87.5%     41.3%     37.3%

Financial Condition

Comparison of Fiscal Years Ended June 30, 2003 and June 30, 2002.

        The Company's total assets increased from $96.4 million at June 30, 2002 to $96.8 million at June 30, 2003, an increase of $348,000, or .36%. The increase was primarily due to increases in loans held for sale of $1.9 million, cash and cash equivalents of $1.3 million, current and deferred income tax asset of $264,000, funded by an increase in deposits and offset by decreases in net loans receivable of $2.6 million, property acquired in the settlement of loans of $277,000, accrued interest receivable of $102,000, net office property and equipment of $82,000 and investment securities available for sale of $59,000.

        Cash and cash equivalents increased $1.3 million from $3.1 million at June 30, 2002 to $4.4 million at June 30, 2003. The increase was the result of increases in deposits and the repayment of loans receivable, partially offset by an increase in loans held for sale and the repayment of Federal Home Loan Bank advances.

        Loans held for sale were $1.9 million at June 30, 2003, as the Bank began originating and selling servicing released single family fixed rate loans in the secondary market.

        Net loans receivable decreased $2.6 million from $84.8 million at June 30, 2002 to $82.2 million at June 30, 2003. Loans decreased primarily as a result of the high level of loan refinancing activity, during 2003, in a lower interest rate environment. Repayments of loan principal totaled $28.2 million during 2003, while new loan originations and participation loans purchased for portfolio totaled only $25.0 million during the same period.

        At June 30, 2003, the allowance for loan losses totaled $1,319,000 or 1.55% of loans, compared to $927,000 or 1.06% of loans at June 30, 2002. In determining the amount of the loan loss allowance at any point in time, management and the Board apply a systematic process focusing on the risk of loss in the portfolio. First, delinquent residential and consumer, and all multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. At June 30, 2003, the analysis and review of $6.9 million of classified loans resulted in $475,000 of the allocation of the allowance. In the previous year ending June 30, 2002, the analysis and review of $3.3 million of classified loans resulted in $465,000 of the allocation of the allowance.

        The second step in determining the allowance for loan losses entails the application of historic loss experience to the individual loan types in the portfolio. In addition to the historic loss percentage, management employs an additional risk percentage tailored to the perception of the overall risk in the economy. This segment of the loss analysis resulted in assigning $185,000 of the allowance for loan losses at June 30, 2003, compared to $217,000 of the allowance for loan losses for the year ended June 30, 2002.

        The third step in determining the allowance for loan losses involves the review and analysis of specific loans or industries that may be affected by or at risk due to changes in the economy. As a result of this analysis, management reviewed and analyzed its portfolio, and identified $3.3 million of commercial loans that may contain some weakness and pose a possible loss to the Company. The Company allocated $659,000 of the allowance to these specific loans at June 30, 2003. In the previous period ended June 30, 2002, the Company had allocated $245,000 of the allowance, which were attributed to $1.6 million of commercial participation loans.

        Although management believes that its allowance for loan losses is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations. To the best of management's knowledge, all known losses as of June 30, 2003, have been recorded.

        Total deposits increased $6.1 million from $66.9 million at June 30, 2002 to $73.0 million at June 30, 2003. During fiscal 2003, there were increases in money market accounts, certificates of deposit of $3.4 million and $3.2 million, respectively, offset in part by decreases in savings accounts of $545,000 and checking accounts of $32,000. The changes in deposits were primarily due to the Company's new pricing strategy and increased marketing of its deposit products.

        Advances from the Federal Home Loan Bank (FHLB) decreased from $14.0 million at June 30, 2002 to $9.0 million at June 30, 2003. The decrease resulted from the maturity of a $5.0 million long-term advance and the Company's decision to reduce its outstanding daily FHLB advances.

        Total stockholders' equity decreased $289,000 from $14.2 million at June 30, 2002 to $13.9 million at June 30, 2003. The decrease was primarily the result of allocations to the Employee Stock Ownership Plan ("ESOP") totaling $123,000, exercised stock options of $101,000 and unrealized gain net of tax effect on investment securities of $39,000, which was partially offset by dividends declared of $514,000 and a net loss of $39,000.

Results of Operations

Comparison of Fiscal Years ended June 30, 2003 and June 30, 2002.

        General. Net income for the year ended June 30, 2003 decreased $570,000 from $531,000 at June 30, 2002 to a loss of $39,000 at June 30, 2003. The decrease was primarily due to a decrease in non-interest income of $673,000, an increase in non-interest expense of $402,000, and an increase in the provision for loan losses of $197,000. Partially offsetting the decrease was an increase in net-interest income of $172,000 and a decrease in income tax expense of $530,000.

        Net Interest Income. Net interest income increased $172,000 or 5.5%, from $3.14 million for the year ended June 30, 2002 to $3.31 million for the year ended June 30, 2003. This increase was due to a reduction of $814,000 in interest expense, offset by a decrease in interest income of $642,000.

        Interest Income. Interest income decreased $642,000 or 9.0%, from $7.18 million for the year ended June 30, 2002 to $6.53 million for the year ended June 30, 2003. This decrease was primarily due to a decrease of 0.62% in the average interest rate on loans compared to the prior year. Investment and other interest income decreased due to a lower interest rate environment for interest bearing cash accounts and investments and other securities and to a lesser extent, a reduction in the average balance of investments and other securities.

        Interest Expense. Interest expense decreased $814,000 from $4.04 million for the year ended June 30, 2002 to $3.22 million for the year ended June 30, 2003. This decrease resulted from decreases in interest expense on deposits of $433,000, and decreases in interest on borrowings of $381,000. The reduction in interest expense resulted primarily from a decrease in the average rate paid on deposit accounts and the repayment of Federal Home Loan Bank ("FHLB") advances, partially offset by an increase in the average deposit balances.

        Provision for Loan Losses. The Company's provision for loan losses was $763,000 and $566,000 for the fiscal years ended June 30, 2003 and 2002, respectively. To the best of management's knowledge, all known losses as of June 30, 2003 and 2002 have been recorded.

        Non-interest Income. Non-interest income decreased $673,000 from $1,191,000 at June 30, 2002 to $518,000 for the year ended June 30, 2003. The decrease was primarily due to a $620,000 reduction in the net gain on sale of real estate. During the period ended June 30, 2002, the Company sold its two apartment complexes resulting in a net gain on sale of real estate held for investment of $635,000. There was also a decrease in real estate operations income of $198,000, which had been generated by the two apartment complexes in previous periods. There was a $7,000 loss on the sale of investments available for sale for the year ended June 30, 2003, compared to a gain on the sale of investments available for sale of $113,000 for the year ended June 30, 2002. Gain on the sale of loans was $177,000, as the Bank began originating and selling loans in the secondary market during the twelve month period ended June 30, 2003. Other non-interest income increased $88,000, and was primarily due to increases in fee income for the year ended June 30, 2003, as compared to the year ended June 30, 2002.

        Non-interest Expense. Non-interest expense increased from $3.04 million for the year ended June 30, 2002 to $3.44 million for the year ended June 30, 2003. The increase of $402,000 was primarily the result of increases in salaries and benefits of $279,000, other non-interest expense of $261,000, occupancy and equipment expense of $122,000, advertising expense of $35,000 and data processing expense of $29,000, which were partially offset by decreases in real estate operations expense of $184,000 and provision for decline in value of real estate held for sale of $158,000. The increase in salaries and benefits was primarily related to commissions paid to loan originators, as the Bank began originating and selling mortgages in the secondary market. Other non-interest expense increases were primarily due to increases in outside audit and consulting expense and costs associated with expansion of the residential mortgage program, related to improving efficiency and expansion of residential mortgage originations. The increase in occupancy and equipment expense was due to the increased costs associated with the Clive office and the expansion of the mortgage lending department. Increases in marketing and advertising expense resulted from increased market awareness and expansion of products and services. Data processing expense increased primarily due to the addition of telephone banking services for our customers, provided by our data processor. The reduction in real estate operations expense was related to the two apartment complexes that the Company sold during the year ended June 30, 2002. There were no additional reductions in the value of real estate held for sale.

        Income Tax Expense. Income tax expense (benefit) was ($341,000) for the fiscal year ended June 30, 2003, compared to a tax expense of $189,000 for the fiscal year ended June 30, 2002. The expense reduction was due to a decrease in taxable income, tax refunds receivable from prior periods' amended tax returns, settlement of tax contingencies and the application of tax credits.

Asset/Liability Management

        The measurement and analysis of the exposure of the Bank to changes in the interest rate environment is referred to as asset/liability management. A primary objective of asset/liability management is to manage interest rate risk. The Bank monitors its asset/liability mix on an ongoing basis and, from time to time, may institute certain changes in its product mix and asset and liability maturities.

        The Bank focuses lending efforts toward offering fixed-rate, adjustable-rate, and balloon loan products. The Bank has not historically sold its loans, but began originating and selling residential fixed rate servicing released loans in the secondary market during the fiscal year ended June 30, 2003 in order to maintain asset quality and profitability.

        The primary objective of the Bank's investment strategy is to provide liquidity necessary to meet funding needs as well as to address daily, cyclical and long-term changes in the asset/liability mix, while contributing to profitability by providing a stable flow of dependable earnings. Investments generally include interest-bearing deposits in other federally insured financial institutions, FHLB stock, U.S. Government securities, and certain issues of corporate equity securities.

        Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Bank's asset/liability management policies.

        The Bank's cost of funds responds to changes in interest rates due to the relatively short-term nature of its deposit portfolio. Consequently, the results of operations are influenced by levels of short-term interest rates. The Bank offers a range of maturities on its deposit products at competitive rates and monitors the maturities on an ongoing basis.

        An approach used by management to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Pursuant to this regulation, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk-based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Savings institutions, however, with less than $300 million in assets and a total capital ratio in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. The OTS has postponed the implementation of the rule until further notice. Based upon its asset size and capital level at June 30, 2003, the Company would qualify for an exemption from this rule.

        The following table sets forth, at June 30, 2003, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-300 basis points, measured in 100 basis point increments). Due to the abnormally low prevailing interest rate environment, down 200 and 300 basis points NPV estimates are not presented.

             Change in     Estimated    Estimated    Increase
          Interest Rates      NPV       (Decrease)    in NPV
          (Basis Points)     Amount       Amount      Percent
          --------------   ---------    ----------   --------
                         (Dollars in Thousands)
                  +300bp       8,985          (893)        -9%
                  +200bp       9,672          (206)        -2%
                  +100bp      10,121           243          2%
                    +0bp       9,878             -          -
                  -100bp       9,189          (689)        -7%

        Certain assumptions utilized in assessing the interest rate risk of thrift institutions were employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated.

Average Balances, Interest Rates and Yields

        The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                           Year Ended June 30,
                                   -----------------------------------------------------------------
                                                 2003                            2002
                                   -----------------------------------------------------------------
                                     Average    Interest               Average     Interest
                                   Outstanding   Earned/   Yield/    Outstanding    Earned/   Yield/
                                     Balance      Paid      Rate        Balance      Paid      Rate
                                   -----------------------------------------------------------------
                                                   (Dollars in Thousands)
Interest-Earning Assets:
  Interest-earning bank accounts   $     4,469  $      -        -%   $     4,416  $      65     1.47%
  Certificates of deposit
   invested in other institutions           99         7     7.07            274         15     5.47
  Investments and other securities       1,279        56     4.38          1,763         98     5.56
  Loans receivable/(1)/                 85,015     6,417     7.55         84,915      6,937     8.17
  FHLB stock                             1,762        53     3.01          1,762         60     3.40
                                   ------------------------------    -------------------------------
    Total interest-earning
     assets/(1)/                        92,624     6,533     7.05         93,130      7,175     7.70
                                   =====================             ======================
Interest-Bearing Liabilities:
  Savings accounts                       2,713        16     0.59          3,392         63     1.86
  Checking accounts                      3,460         9     0.26          3,262         21     0.64
  Money market accounts                 14,296       296     2.07          8,649        238     2.75
  Certificates of deposit               52,849     2,305     4.36         50,968      2,738     5.37
  FHLB advances                         10,923       596     5.46         18,541        977     5.27
  Effect of capitalized interest             -         -        -              -          -        -
                                   ---------------------   ------    ----------------------   ------
    Total interest-bearing
     liabilities                        84,241     3,222     3.82         84,812      4,037     4.76
                                   ---------------------   ------    ----------------------   ------
Net interest income                             $  3,311                          $   3,138
                                                ========                          =========
Net interest rate spread                                     3.23%                              2.94%
                                                           ======                             ======
Net earning assets                 $     8,383                       $     8,318
                                   ===========                       ===========
Net yield on average
 interest-earning assets                                     3.57%                              3.37%
                                                           ======                             ======
Average interest-earning assets
 to average interest-bearing
 liabilities                                       1.100x                             1.098x
                                                ========                          =========

                                         Year Ended June 30,
                                    ------------------------------
                                                 2001
                                    ------------------------------
                                      Average    Interest
                                    Outstanding   Earned/   Yield/
                                      Balance     Paid      Rate
                                    ------------------------------
                                       (Dollars in Thousands)
Interest-Earning Assets:
  Interest-earning bank accounts    $     3,646  $    162     4.44%
  Certificates of deposit
   invested in other institutions           411        26     6.33
  Investments and other securities        2,047       102     4.98
  Loans receivable/(1)/                  89,869     7,842     8.73
  FHLB stock                              1,663        99     5.95
                                    ------------------------------
    Total interest-earning
     assets/(1)/                         97,636     8,231     8.43
                                    =====================
Interest-Bearing Liabilities:
  Savings accounts                        3,420        93     2.72
  Checking accounts                       3,277        40     1.22
  Money market accounts                   4,750       173     3.64
  Certificates of deposit                44,706     2,787     6.23
  FHLB advances                          32,543     1,928     5.92
  Effect of capitalized interest              -       (60)       -
                                    ---------------------   ------
    Total interest-bearing
     liabilities                         88,696     4,961     5.59
                                    ---------------------   ------
Net interest income                              $  3,270
                                                 ========
Net interest rate spread                                      2.84%
                                                            ======
Net earning assets                  $     8,940
                                    ===========
Net yield on average
 interest-earning assets                                      3.35%
                                                            ======
Average interest-earning assets
 to average interest-bearing
 liabilities                                        1.101x
                                                 ========

----------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

Rate/Volume Analysis

        The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease due to changes in average outstanding balances and that due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                           Year Ended June 30,                Year Ended June 30,
                                                  ---------------------------------------------------------------------
                                                             2003 v. 2002                           2002 v. 2001
                                                  ---------------------------------------------------------------------
                                                  Increase (Decrease)                 Increase (Decrease)
                                                          Due to                             Due to
                                                  --------------------                -------------------
                                                                           Total                               Total
                                                                          Increase                            Increase
                                                    Volume      Rate     (Decrease)    Volume       Rate     (Decrease)
                                                  ---------   --------   ----------   --------    -------   -----------
                                                                          (Dollars in Thousands)
          Interest-earning assets:
            Interest-earning bank accounts        $       1   $    (71)  $      (70)  $     29    $  (126)  $       (97)
            Certificates of deposit invested in
             other instituions                          (11)         3           (8)        (8)        (3)          (11)
            Investments and other securities            (24)       (13)         (37)       (15)        11            (4)
            Loans receivable                              8       (528)        (520)      (485)      (420)         (905)
            FHLB stock                                    -         (7)          (7)         6        (45)          (39)
                                                  ---------   --------   ----------   --------    -------   -----------
            Total interest-earning assets         $     (26)  $   (616)  $     (642)  $   (473)   $  (583)  $    (1,056)
                                                  =========   ========   ==========   ========    =======   ===========

          Interest-bearing liabilities:
            Savings accounts                            (11)       (37)         (48)        (1)       (29)          (30)
            Checking accounts                             1        (13)         (12)         -        (19)          (19)
            Money market accounts                       127        (68)          59        115        (50)           65
            Certificates of deposit                      98       (531)        (433)       363       (412)          (49)
            FHLB advances                              (416)        35         (381)      (757)      (194)         (951)
                                                  ---------   --------   ----------   --------    -------   -----------
            Total interest-bearing liabilities    $    (201)  $   (614)  $     (815)  $   (280)   $  (704)  $      (984)
                                                  =========   ========   ==========   ========    =======   ===========

            Net interest income, before effect
             of capitalized interest                                     $      173                         $       (72)
            Effect of capitalized interest                                        -                                 (60)
                                                                         ----------                         -----------
            Net interest income                                          $      173                         $      (132)
                                                                         ==========                         ===========

Interest Rate Spread

        The Company's results of operations are determined primarily by net interest income and, to a lesser extent, fee income, miscellaneous income and operating expenses. Net interest income is determined by the interest rate spread between the yields earned on its interest-earning assets and the rates paid on interest-bearing liabilities and by the relative amounts of interest-earning assets and interest- bearing liabilities.

        The following table sets forth the weighted average effective interest rate earned by the Company on its loan and investment portfolios, the weighted average effective cost of the Company's deposits and borrowings, the interest rate spread of the Company and the net yield on weighted average interest-earning assets at year end.

                                                                               At June 30,
                                                                          --------------------
                                                                          2003    2002    2001
                                                                          --------------------
     Weighted average yield on:
       Loans receivable ................................................  7.01%   7.65%   8.47%
       Interest-earning bank accounts ..................................  0.78    1.29    3.57
       Certificates of deposit invested in other insitutions ...........  6.75    6.75    6.87
       Investments and other securities ................................  4.50    2.63    5.07
       FHLB stock ......................................................  3.00    3.00    4.56
         Combined weighted average yield on interest-earning assets ....  6.64    7.27    7.99
     Weighted average rate paid:
       Savings accounts ................................................  0.32    1.21    2.83
       Checking accounts ...............................................  0.24    0.27    1.44
       Money market accounts ...........................................  1.80    2.47    3.29
       Certificates of deposit .........................................  4.02    4.74    6.12
       FHLB advances ...................................................  5.17    5.51    5.21
         Combines weighted average rate paid on interest-bearing
          liabilities ..................................................  3.42    4.16    5.41
     Spread ............................................................  3.22    3.11    2.58

Liquidity and Capital Resources

        The OTS requires the Bank to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at June 30, 2003 was 6.92%.

        The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans and interest earned on certificates of deposits in other institutions. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

        The primary financing activity of the Company during the fiscal year ended June 30, 2003 has been the increasing deposit base. The net increase in deposit accounts was $6.1 million during fiscal year 2003.

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

        The Company anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2003, the Company had outstanding commitments to extend credit which amounted to approximately $3.5 million. The Company is not aware of any trends, events or uncertainties which will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

        Certificates of deposit scheduled to mature in one year or less at June 30, 2003, totaled approximately $21.7 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank. There can be no assurance, however, that the Bank can retain all such deposits. At June 30, 2003, the Bank had $9.0 million in advances from the FHLB of Des Moines outstanding.

        As a savings and loan holding company of a federal stock savings and loan association, the Company's capital currently consists of stockholders' equity including retained earnings. At June 30, 2003, the Company's stockholders' equity totaled $13.9 million, or 14.37% of assets.

        At June 30, 2003, the Bank had tangible and core capital of $7.2 million, or 7.87% of adjusted total assets, respectively, which was approximately $5.8 million and $3.5 million above the minimum requirements of 1.5% and 4.0% respectively, of the adjusted total assets in effect on that date. On June 30, 2003, the Bank had risk-based capital of $7.8 million (including $7.2 million in core capital), or 13.34% of risk-weighted assets of $58.8 million. This amount was $3.1 million above the 8% requirement in effect on that date. The Bank is considered "well-capitalized."

Impact of Inflation and Changing Prices

        The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Impact of New Accounting Standards

Accounting Standards Statement of Financial Accounting Standards.

        The Financial Accounting Standards Board (FASB) has issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123." This Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation are effective for transitions after July 1, 2003. The Company will not make a voluntary change to the fair value based method of accounting for stock-based employee compensation. The amended disclosure requirements are currently effective and have been adopted in the consolidated financial statements for the year ended June 30, 2003.

        The FASB has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instrument embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the consolidated financial statements.

        The FASB has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the Statement is effective July 1, 2003 and the Company is not expected to have a material impact on the consolidated financial statements.

Item 7. Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
StateFed Financial Corporation
Clive, Iowa

We have audited the accompanying consolidated balance sheet of StateFed Financial Corporation and subsidiary as of June 30, 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of StateFed Financial Corporation and its subsidiary as of June 30, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

McGladrey & Pullen, LLP


Des Moines, Iowa
August 14, 2003

                         StateFed Financial Corporation
                           Consolidated Balance Sheets

                                                                             June 30,
                                                                 ----------------------------
                                                                    2003             2002
                                                                 ------------    ------------
ASSETS
  Cash and cash equivalents
    Non-interest bearing                                         $    598,966    $    268,524
    Interest bearing                                                3,808,372       2,846,158
                                                                 ------------    ------------
                                                                    4,407,338       3,114,682
  Investments in certificates of deposit                               99,000          99,000
  Investment securities available-for-sale                          1,264,495       1,323,918
  Loans held for sale                                               1,870,683               -
  Loans receivable, net                                            82,193,569      84,771,507
  Real estate held for sale, net                                      540,500         540,500
  Property acquired in settlement of loans                             87,546         364,622
  Office property and equipment, net                                3,323,484       3,405,720
  Federal Home Loan Bank stock, at cost                             1,762,200       1,762,200
  Accrued interest receivable                                         470,357         572,414
  Income tax refund receivable                                         90,707               -
  Deferred income taxes                                               314,926         142,046
  Other assets                                                        328,610         308,632
                                                                 ------------    ------------

      Total Assets                                               $ 96,753,415    $ 96,405,241
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                       $ 72,973,470    $ 66,901,147
  Advances from the Federal Home Loan Bank                          9,000,000      14,000,000
  Advances from borrowers for taxes and insurance                     380,606         351,422
  Accrued interest payable                                              1,702         174,921
  Income taxes payable                                                      -         305,231
  Accounts payable and other liabilities                              361,694         349,063
  Dividends payable                                                   129,161         127,887
                                                                 ------------    ------------
      Total Liabilities                                            82,846,633      82,209,671

   Commitments and Contingencies
  Stockholders' equity
   Preferred stock, $.01 par value, 500,000 shares authorized,
    none issued                                                             -               -
   Common stock, $.01 par value, 2,000,000 shares authorized
    1,780,972 shares issued with 1,291,614 (2003) and 1,278,870
    (2002) shares outstanding                                          17,810          17,810
   Additional paid-in capital                                       8,566,238       8,527,873
   Retained earnings - substantially restricted                    10,327,496      10,880,409
   Less treasury stock (489,358 and 502,102 shares, at cost)       (5,041,185)     (5,172,468)
   Less unearned employee stock ownership plan shares                 (30,875)        (85,575)
   Accumulated other comprehensive income --
    net unrealized gains on available-for-sale
    securities, net of related tax effect                              67,298          27,521
                                                                 ------------    ------------
      Total Stockholders' Equity                                   13,906,782      14,195,570
                                                                 ------------    ------------
      Total Liabilities and Stockholders' Equity                 $ 96,753,415    $ 96,405,241
                                                                 ============    ============

                         StateFed Financial Corporation
                        Consolidated Statements of Income

                                                      Year ended June 30,
                                                2003           2002          2001
                                            -----------    -----------   -----------
INTEREST INCOME
   Loans receivable                         $ 6,416,719    $ 6,937,015   $ 7,842,292
   Investment securities and other              116,112        238,175       388,767
                                            -----------    -----------   -----------
                                              6,532,831      7,175,190     8,231,059
INTEREST EXPENSE
   Deposits                                   2,626,349      3,059,883     3,055,787
   Advances from the Federal Home Loan
    Bank                                        595,514        976,759     1,905,468
                                            -----------    -----------   -----------
                                              3,221,863      4,036,642     4,961,255
                                            -----------    -----------   -----------

      NET INTEREST INCOME                     3,310,968      3,138,548     3,269,804

PROVISION FOR LOAN LOSSES                       762,847        565,656       151,000
                                            -----------    -----------   -----------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES              2,548,121      2,572,892     3,118,804

NON-INTEREST INCOME
   Investment real estate operations             48,932        247,003       518,719
   Gain on sales of loans held for sale         176,732              -             -
   Gain (loss) on sale of
    available-for-sale investments               (7,087)       112,886       (95,880)
   Gain on sale of real estate, net              14,398        634,026        18,873
   Other                                        285,309        196,975       121,151
                                            -----------    -----------   -----------
                                                518,284      1,190,890       562,863
NON-INTEREST EXPENSE
   Salaries and employee benefits             1,648,057      1,369,299     1,287,057
   Investment real estate operations                  -        183,736       321,672
   Occupancy expenses                           551,825        429,379       245,830
   Federal deposit insurance premiums            44,147         44,385        38,563
   Data processing services                     173,460        144,747       128,429
   Advertising                                  155,078        119,897        62,644
   Legal fees                                   110,163         91,525       156,477
   Provision for decline in value of real
    estate held for sale                              -        157,890             -
   Other                                        763,398        502,802       421,213
                                            -----------    -----------   -----------
                                              3,446,128      3,043,660     2,661,885
                                            -----------    -----------   -----------
      INCOME (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                        (379,723)       720,122     1,019,782

PROVISION FOR INCOME TAXES                     (340,906)       189,307       356,460
                                            -----------    -----------   -----------

      NET INCOME (LOSS)                     $   (38,817)   $   530,815   $   663,322
                                            ===========    ===========   ===========

Basic earnings (loss) per share             $     (0.03)   $      0.42   $      0.45
                                            ===========    ===========   ===========
Diluted earnings (loss) per share           $     (0.03)   $      0.41   $      0.44
                                            ===========    ===========   ===========

Dividends declared per common share         $      0.40    $      0.40   $      0.40

                         StateFed Financial Corporation
                 Consolidated Statements of Comprehensive Income

                                                         Year ended June 30,
                                            ----------------------------------------
                                               2003           2002          2001
                                            -----------    -----------   -----------
Net income (loss)                           $   (38,817)   $   530,815   $   663,322

Other comprehensive income, net of tax
 effects:

   Unrealized holding gains (losses) on
    securities arising during the year           34,958         78,934        90,003

   Reclassification adjustment - realized
    (gains) losses on securities during
    the year                                      4,819        (76,762)       59,925
                                            -----------    -----------   -----------

      Net change in accumulated other
       comprehensive income                      39,777          2,172       149,928
                                            -----------    -----------   -----------

Comprehensive income                        $       960    $   532,987   $   813,250
                                            ===========    ===========   ===========

                         StateFed Financial Corporation
            Consolidated Statement of Changes in Stockholders' Equity

                                                             Years ended June 30, 2003, 2002 and 2001
                                                   -----------------------------------------------------------
                                                                   Additional
                                                      Common         Paid-in        Retained        Treasury
                                                      Stock          Capital        Earnings          Stock
                                                   -----------------------------------------------------------
Balance at June 30, 2000                           $     17,810   $  8,546,501    $ 10,778,818    $ (2,362,921)

   Net income for the year                                    -              -         663,322               -
   Dividends declared                                         -              -        (580,287)              -
   ESOP common stock released for allocation                  -         62,575               -               -
   Treasury stock acquired - 256,474 shares                   -              -               -      (3,035,632)
   Treasury stock reissued to fund stock options
    exercised - 23,200 shares                                 -        (86,720)              -         202,719
   Change in unrealized gains (losses)
    on available-for-sale securities, net of
    related tax effects                                       -              -               -               -
                                                   -----------------------------------------------------------
Balance at June 30, 2001                                 17,810      8,522,356      10,861,853      (5,195,834)

   Net income for the year                                    -              -         530,815               -
   Dividends declared                                         -              -        (512,259)              -
   ESOP common stock released for allocation                  -         61,363               -               -
   Treasury stock acquired - 8,000 shares                     -              -               -         (85,200)
   Treasury stock reissued to fund stock options
    exercised - 10,544 shares                                 -        (55,846)              -         108,566
   Change in unrealized gains (losses)
    on available-for-sale securities, net of
    related tax effects                                       -              -               -               -
                                                   -----------------------------------------------------------
Balance at June 30, 2002                                 17,810      8,527,873      10,880,409      (5,172,468)

   Net income (loss) for the year                             -              -         (38,817)              -
   Dividends declared                                         -              -        (514,096)              -
   ESOP common stock released for allocation                  -         68,429               -               -
   Treasury stock reissued to fund stock options
    exercised - 12,744 shares                                 -        (30,064)              -         131,283
   Change in unrealized gains (losses)
    on available-for-sale securities, net of
    related tax effects                                       -              -               -               -
                                                   -----------------------------------------------------------
Balance at June 30, 2003                           $     17,810   $  8,566,238    $ 10,327,496    $ (5,041,185)
                                                   ===========================================================

                                                         Years ended June 30, 2003, 2002 and 2001
                                                   ---------------------------------------------------
                                                      Common
                                                       Stock       Accumulated Other        Total
                                                     Acquired        Comprehensive      Stockholders'
                                                      By ESOP        Income (Loss)          Equity
                                                   ---------------------------------------------------
Balance at June 30, 2000                           $   (205,761)   $        (124,579)   $   16,649,868

   Net income for the year                                    -                    -           663,322
   Dividends declared                                         -                    -          (580,287)
   ESOP common stock released for allocation             61,895                    -           124,470
   Treasury stock acquired - 256,474 shares                   -                    -        (3,035,632)
   Treasury stock reissued to fund stock options
    exercised - 23,200 shares                                 -                    -           115,999
   Change in unrealized gains (losses)
    on available-for-sale securities, net of
    related tax effects                                       -              149,928           149,928
                                                   ---------------------------------------------------
Balance at June 30, 2001                               (143,866)              25,349        14,087,668

   Net income for the year                                    -                    -           530,815
   Dividends declared                                         -                    -          (512,259)
   ESOP common stock released for allocation             58,291                    -           119,654
   Treasury stock acquired - 8,000 shares                     -                    -           (85,200)
   Treasury stock reissued to fund stock options
    exercised - 10,544 shares                                 -                    -            52,720
   Change in unrealized gains (losses)
    on available-for-sale securities, net of
    related tax effects                                       -                2,172             2,172
                                                   ---------------------------------------------------
Balance at June 30, 2002                                (85,575)              27,521        14,195,570

   Net income (loss) for the year                             -                    -           (38,817)
   Dividends declared                                         -                    -          (514,096)
   ESOP common stock released for allocation             54,700                    -           123,129
   Treasury stock reissued to fund stock options
    exercised - 12,744 shares                                 -                    -           101,219
   Change in unrealized gains (losses)
    on available-for-sale securities, net of
    related tax effects                                       -               39,777            39,777
                                                   ---------------------------------------------------
Balance at June 30, 2003                           $    (30,875)   $          67,298    $   13,906,782
                                                   ===================================================

                         StateFed Financial Corporation
                      Consolidated Statement of Cash Flows

                                                                                      Year ended June 30,
                                                                         --------------------------------------------
                                                                             2003            2002            2001
                                                                         ------------    ------------    ------------
Cash flows from operating activities
   Net income (loss)                                                     $    (38,817)   $    530,815    $    663,322
   Adjustments to reconcile net income (loss) to net cash provided
    (used) by operating activities:
      Depreciation                                                            248,653         220,277         223,048
      Gain on sales of real estate, net                                       (14,398)       (634,026)        (18,873)
      Amortization of ESOP contributions                                      123,129         119,654         124,470
      Realized (gains) losses on sale of available-for-sale securities          7,087        (112,886)         95,880
      Deferred loan fees                                                      (16,573)        (35,522)         17,530
      (Gain) on sale of loans held for sale                                  (176,732)              -               -
      Loans originated for sale                                           (12,679,980)              -               -
      Loans sold                                                           10,986,029               -               -
      Provision for losses on loans                                           762,847         565,656         151,000
      Provision for decrease in value of real estate held for sale                  -         157,890               -
      Deferred income taxes                                                  (176,812)       (317,846)        (43,962)
      Change in:
         Accrued interest receivable                                          102,057          57,752         (63,573)
         Other assets                                                         (19,978)         31,206          14,326
         Accrued interest payable                                            (173,219)          4,057          30,621
         Current income tax                                                  (395,938)        246,687        (139,448)
         Accounts payable and other liabilities                                12,631         (42,990)        193,364
                                                                         ------------    ------------    ------------
         Net cash provided (used) by operating activities                  (1,450,014)        790,724       1,247,705

Cash flows from investing activities
   Maturity of investments in certificates of deposit                               -         198,272         198,420
   Proceeds from sale or maturity of available-for-sale investment
    securities                                                                298,685       1,122,108         450,426
   Purchase of available-for-sale investment securities                      (202,640)       (375,310)              -
   Purchase of FHLB stock                                                           -               -        (297,600)
   Net (increase) decrease in loans outstanding                             1,568,178       3,617,240      (1,482,619)
   Investment in real estate held for investment                                    -               -          (1,922)
   Investment in real estate held for development                                   -          43,174             (12)
   Proceeds from sales of real estate                                         554,960       2,658,077          24,000
   Purchases of equipment and construction of office property                (166,417)       (358,561)     (1,133,744)
                                                                         ------------    ------------    ------------
         Net cash flows provided (used) by investing activities             2,052,766       6,905,000      (2,243,051)

Cash flows from financing activities
   Net increase (decrease) in deposits                                      6,072,323       3,913,651       9,339,378
   Advances from Federal Home Loan Bank                                             -               -       6,000,000
   Repayment of Federal Home Loan Bank advances                            (5,000,000)    (15,185,149)     (6,098,757)
   Net increase (decrease) in advances from borrowers                          29,184         (43,610)         41,289
   Proceeds from stock options exercised                                      101,219          52,720         116,000
   Dividends paid                                                            (512,822)       (512,005)       (565,875)
   Treasury stock purchased                                                         -         (85,200)     (3,035,632)
                                                                         ------------    ------------    ------------
         Net cash flows provided (used) by financing activities               689,904     (11,859,593)      5,796,403
                                                                         ------------    ------------    ------------
CHANGE IN CASH AND CASH EQUIVALENTS                                         1,292,656      (4,163,869)      4,801,057

CASH AND CASH EQUIVALENTS, beginning of year                                3,114,682       7,278,551       2,477,494
                                                                         ------------    ------------    ------------

   CASH AND CASH EQUIVALENTS, end of year                                $  4,407,338    $  3,114,682    $  7,278,551
                                                                         ============    ============    ============

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS - StateFed Financial Corporation (the Company), organized under the laws of the State of Delaware, is a thrift holding company. The Company owns 100% of the outstanding capital stock of State Federal Savings and Loan Association (the Bank). Its primary business activity is the operation of the Bank.

        The Bank provides a full range of banking services to individual and corporate customers from its three offices located in Des Moines and Clive, Iowa. The Bank's wholly-owned subsidiary, State Service Corporation, sells uninsured investment products and services.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of StateFed Financial Corporation, State Federal Savings and Loan Association and its wholly-owned subsidiary, State Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

        USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

        CASH, CASH EQUIVALENTS AND CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and demand deposits at other financial institutions, including cash items in process of clearing. Cash flows from loans and deposits are reported net.

        INVESTMENT AND OTHER SECURITIES - Debt securities to be held for indefinite periods of time, including debt securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available-for-sale and recorded at fair value. Equity securities are also carried at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a separate component of other comprehensive income. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.

        The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Des Moines (FHLB). No ready market exists for the FHLB stock, and it has no quoted market value. The stock is recorded at cost, which represents anticipated redemption value.

        Gains and losses on the sale of investment securities, determined using the specific identification method, are included in earnings on the trade date.

        LOANS HELD FOR SALE - Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.

        LOANS RECEIVABLE - Loans receivable are stated at unpaid principal balances, less an allowance for loan losses, deferred loan origination fees, and discounts. The Company has both the intent and the ability to hold loans receivable to maturity.

        The allowance for loan losses is increased by provisions charged to income and by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are no significant changes in economic conditions.

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

        The Company accounts for impaired loans by measuring impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

        A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

        The Company defers loan fees (net of direct loan origination costs) received in the origination process, and recognizes those fees over the contractual life of the related loan as a yield adjustment.

        REAL ESTATE HELD FOR SALE - Real estate held for sale is comprised of commercial property previously occupied and operated as a branch. It is stated at the lower of net carrying value or fair value, less estimated costs to sell.

        PROPERTY ACQUIRED IN SETTLEMENT OF LOANS - Property acquired in the settlement of loans is initially recorded at the lower of fair value (less estimated costs to sell the real estate) at the date of foreclosure, or the loan balance. Any write-down to fair value at the time of transfer is charged to the allowance for loan losses. Costs relating to improvement of the property are capitalized, whereas costs relating to the holding of the property are expensed. Valuation allowances are established by management if the carrying value of the property exceeds its fair value, less estimated costs to sell the property.

        OFFICE PROPERTY AND EQUIPMENT - Property and equipment acquired by the Company is recorded at cost less accumulated depreciation. Depreciation is provided using straight-line or accelerated methods over the estimated useful lives of the related assets, ranging from 3 to 39 years.

        FINANCIAL INSTRUMENTS - The Company does not participate in interest-rate exchange agreements, hedging or other similar financial instruments.

        ADVERTISING COSTS - Advertising costs are expensed as incurred.

        INCOME TAXES - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their income tax bases. Income taxes are allocated to the Company and its subsidiaries based on each entity's income tax liability as if it filed a separate return.

        Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as realized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available-for-sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

        OPERATING SEGMENTS - The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment.

        EARNINGS PER SHARE - Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. The computation of earnings per share are as follows:

                                                   Year Ended June 30,
                                            ---------------------------------
                                               2003        2002        2001
                                            ---------------------------------
            Weighted-average common
             shares outstanding (basic)     1,271,165   1,258,083   1,468,121

            Dilutive effect of assumed
             exercise of stock options              -      27,426      29,491
                                            ---------------------------------
            Weighted-average common
             shares outstanding (diluted)   1,271,165   1,285,509   1,497,612
                                            =================================

        As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that elect to continue to account for stock options using APB Opinion No. 25 continue to measure compensation using the intrinsic value based method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Entities are also required to make pro-forma disclosure of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS 123, the Company's net income and net income per share would have been as indicated below:

                                                                               Year Ended June 30,
                                                                      -------------------------------------
                                                                          2003         2002         2001
                                                                      -------------------------------------
              Net income (loss) - as reported                         $   (38,817)  $  530,815   $  663,322
              Deduct: Total stock based employee compensation
               expense determined under fair value based
               method for all awards, net of related tax effects
                 Net income (loss) - pro forma                             (8,260)      (2,002)      (7,135)
                                                                      -------------------------------------
                                                                      $   (47,077)  $  528,813   $  656,187
                                                                      =====================================

              Basic earnings (loss) per share - as reported           $     (0.03)  $     0.42   $     0.45
              Basic earnings (loss) per share - pro forma             $     (0.04)  $     0.42   $     0.45
              Diluted earnings (loss) per share - as reported         $     (0.03)  $     0.41   $     0.44
              Diluted earnings (loss) per share - pro forma           $     (0.04)  $     0.41   $     0.44

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumption used for grants during fiscal 2001: risk-free interest rate of 6.50%, dividend yield of 4.00%, expected volatility of 34.53%, and expected lives of 5 years. The weighted average fair value of the options granted in fiscal 2001 was $0.86 per share. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings for future years. No options were granted by the Company during the fiscal years ended June 30, 2003 and 2002.

NOTE B - STATEMENT OF CASH FLOWS

                Supplemental Disclosures of Cash Flow Information

                                                Year Ended June 30,
                                      ---------------------------------------
                                          2003          2002          2001
                                      ---------------------------------------
          Income taxes paid           $   231,845   $   236,400   $   539,869
                                      =======================================
          Interest paid on deposits
           and FHLB advances          $ 3,395,082   $ 4,032,585   $ 4,990,324
                                      =======================================

        Noncash Investing and Financing Activities
        Property acquired through foreclosure totaled $617,746, $605,516 and $197,343 during fiscal years 2003, 2002 and 2001, respectively. The Company also financed $354,260, $1,625,461 and $209,400 of loans for borrowers to purchase real estate owned by the Company during fiscal years 2003, 2002 and 2001, respectively.

NOTE C - INVESTMENTS IN CERTIFICATES OF DEPOSIT

        The Company invests in certificates of deposit issued by other financial institutions, up to a maximum of $100,000 per institution. At June 30, 2003, the Company had $99,000 invested in a 6.75% certificate of deposit that matures during fiscal 2004.

NOTE D - INVESTMENT SECURITIES

        Following is a summary of investment securities available for sale:

                                                         Gross          Gross
                                         Amortized    Unrealized     Unrealized        Fair
                                            Cost         Gains         Losses          Value
                                        -------------------------------------------------------
        June 30, 2003:
           U.S. government and agency
            debt securities             $   135,945   $     4,971    $      (217)   $   140,699
           Equity securities              1,032,410       111,406        (20,020)     1,123,796
                                        -------------------------------------------------------
                                        $ 1,168,355   $   116,377    $   (20,237)   $ 1,264,495
                                        =======================================================
        June 30, 2002:
           U.S. government and agency
            debt securities             $   140,585   $       992    $         -    $   141,577
           Municipal bonds                  101,170             -           (408)       100,762
           Equity securities              1,029,732        51,847              -      1,081,579
                                        -------------------------------------------------------
                                        $ 1,271,487   $    52,839    $      (408)   $ 1,323,918
                                        =======================================================

        The contractual maturities of debt securities at June 30, 2003, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Weighted
                                                 Average   Amortized      Fair
                                                  Yield       Cost       Value
                                                 -------------------------------
        Due in one year or less                      3.58% $   55,464  $  55,425
        Due after one year through five years           -%          -          -
        Due after five years through ten years       7.25%      3,704      3,721
        Due after ten years                          6.46%     76,777     81,553
                                                           ---------------------
                                                           $  135,945  $ 140,699
                                                           =====================

        The Company had realized gains (losses) on the sale of investment securities totaling ($7,087), $112,886, and ($95,880) during fiscal years 2003, 2002 and 2001, respectively. Proceeds from the sale of available-for-sale securities totaled $145,493 for 2003, $900,871 for 2002, and $99,790 for 2001.

        Included in the interest income on investment securities and other was dividend income of $52,273, $81,252, and $76,817 for the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE E - LOANS RECEIVABLE, NET

        Following is a summary of loans receivable:

                                                           June 30,
                                                 ----------------------------
                                                     2003            2002
                                                 ----------------------------
Real estate mortgage loans:
   Secured by one-to-four family residences $ 55,885,939 $ 55,481,964 Secured by commercial and multi-family real
    estate                                         22,235,356      25,846,350
   Construction loans                               3,019,017       4,331,204
                                                 ----------------------------
      Total real estate mortgage loans             81,140,312      85,659,518

Consumer and other loans                            3,835,034       2,068,374
                                                 ----------------------------
                                                   84,975,346      87,727,892
Less:
   Allowance for loan losses                       (1,318,868)       (927,311)
   Undisbursed portion of mortgage loans           (1,176,069)     (1,725,745)
   Unamortized balance on purchased loan
    premiums                                                -              83
   Deferred loan fees, net                           (286,840)       (303,412)
                                                 ----------------------------

      Loans receivable, net                      $ 82,193,569    $ 84,771,507
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

        Commercial and multi-family real estate loans include participating interests in loans purchased by the Company. Participation loans purchased totaled approximately $6,374,000 and $7,670,000 at June 30, 2003 and 2002, respectively. A significant portion of these participation loans are secured by real estate located outside of Iowa.

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

        At June 30, 2003, the Company had outstanding commitments to fund loans of approximately $3,500,000. The commitments were primarily for fixed interest rate commercial and residential real estate loans on real estate located across the Midwest. The Company also had outstanding commitments on unused portions of available lines of credit totaling $1.7 million at June 30, 2003.

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

        In the normal course of business, the Company has made loans to their directors, officers and their related business interests. Regulations allow executive officers and directors to receive the same loan terms that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. The table below details the activity for loans outstanding to directors, officers and their related business interests:

                                            2003         2002
                                         -----------------------
            Balance, beginning of year   $  948,019   $  949,151
            Loans disbursed                 175,836      140,524
            Principal repayments           (185,294)    (141,656)
                                         -----------------------
            Balance, end of year         $  938,561   $  948,019
                                         =======================

        The Company began originating and selling on a servicing released basis, single family fixed rate loans in the secondary market during the year ended June 30, 2003. During the year ended June 30, 2002, the Company did not sell any portion of its loan portfolio, or loans originated.

        Activity in the allowance for loan losses is summarized as follows:

                                                          Year Ended June 30,
                                               -----------------------------------------
                                                   2003           2002           2001
                                               -----------------------------------------
          Balance at beginning of year         $   927,311    $   382,325    $   258,801
             Provision for losses on loans         762,847        565,656        151,000
             Charge-offs on loans                 (427,948)       (76,751)       (27,476)
             Recoveries on charged-off loans        56,658         56,081              -
                                               -----------------------------------------
          Balance at end of year               $ 1,318,868    $   927,311    $   382,325
                                               =========================================

        Following is a summary of impaired loans:

                                                     2003           2002
                                                  -------------------------
          Impaired loans without a valuation
           allowance                              $         -   $   534,404
          Impaired loans with a valuation
           allowance                                4,132,522     1,890,915
                                                  -------------------------
             Total investment in impaired loans   $ 4,132,522   $ 2,425,319
                                                  =========================

          Valuation allowance allocated to
           impaired loans                         $   808,857   $   426,889

        As of June 30, 2003, the Company had a net investment of $82,193,569 in loans receivable. These loans possess an inherent credit risk given the uncertainty regarding the borrower's compliance with the terms of the loan agreement. To reduce credit risk, the loans are secured by varying forms of collateral, including first mortgages on real estate, liens on personal property, savings accounts, etc. It is generally Company policy to file liens on titled property taken as collateral on loans, such as real estate and autos. In the event of default, the Company's policy is to foreclose or repossess collateral on which it has filed liens.

        In the event that any borrower completely failed to comply with the terms of the loan agreement and the related collateral proved worthless, the Company would incur a loss equal to the loan balance.

NOTE F - REAL ESTATE HELD FOR SALE

        During fiscal 2002, the Company relocated its downtown branch and listed the office building it had previously occupied for sale or lease. The carrying value of the land and building was written-down to its estimated fair value, less estimated selling costs. A loss of $157,890 was recognized as a result of this valuation adjustment during fiscal 2002. There were no additional valuation adjustments made during fiscal 2003. The Company has accepted an offer to sell the real estate held for sale. The transaction is expected to close during the second quarter of fiscal 2004. No material loss is expected.

NOTE G - OFFICE PROPERTY AND EQUIPMENT

        Following is a summary of office property and equipment:

                                                           June 30,
                                                 ---------------------------
                                                     2003            2002
                                                 ---------------------------
            Land                                 $    305,000    $   305,000
            Office building                         3,019,852      2,941,316
            Furniture, fixtures and equipment         978,160        900,032
            Leasehold improvements                     52,425         52,425
                                                 ---------------------------
                                                    4,355,437      4,198,773
            Less accumulated depreciation          (1,031,953)      (793,053)
                                                 ---------------------------
            Office property and equipment, net   $  3,323,484    $ 3,405,720
                                                 ===========================

NOTE H - ACCRUED INTEREST RECEIVABLE

        Following is a summary of accrued interest receivable:

                                                           June 30,
                                                 ---------------------------
                                                     2003            2002
                                                 ---------------------------
            Investments in certificates of
             deposit                             $        220    $       220
            Investment securities                       1,775          2,334
            Loans receivable                          468,362        569,860
                                                 ---------------------------
                                                 $    470,357    $   572,414
                                                 ===========================

NOTE I - DEPOSITS

        Deposit customers are primarily greater Des Moines area individuals and businesses. Deposits with balances in excess of $100,000 totaled $14,247,763 and $9,519,988 at June 30, 2003 and 2002, respectively.
        Non-interest bearing deposit accounts totaled approximately $2,169,000 and $1,920,000 at June 30, 2003 and 2002, respectively.

        Deposit accounts held by members of the board of directors and executive officers totaled $355,000 and $534,000 at June 30, 2003 and 2002, respectively.

        Following is a summary of savings deposits as of June 30, 2003 and 2002 and interest expense relating to those deposits for the years then ended:

                                                             2003                            2002
                                                 -----------------------------------------------------------
                                                 Outstanding       Interest      Outstanding      Interest
                                                    Balance         Expense        Balance        Expense
                                                 -----------------------------------------------------------
          Demand deposits                        $  3,574,219    $      9,393    $  3,606,185   $     21,039
          Savings and money market deposits        19,008,269         312,326      16,115,810        301,320
          Certificates of deposits                 50,390,982       2,311,858      47,179,152      2,743,029
                                                 -----------------------------------------------------------
                                                 $ 72,973,470       2,633,577    $ 66,901,147      3,065,388
                                                 ============                    ============
          Less penalties for early withdrawals                         (7,228)                        (5,505)
                                                                 ------------                   ------------
                                                                 $  2,626,349                   $  3,059,883
                                                                 ============                   ============

        The scheduled maturities of certificates of deposit as of June 30, 2003 are as follows:

            Fiscal-year ending June 30:
               2004                       $ 21,679,930
               2005                          8,025,360
               2006                          8,713,443
               2007                          6,053,155
               2008                          5,919,094
                                          ------------
                                          $ 50,390,982
                                          ============

NOTE J - ADVANCES FROM FEDERAL HOME LOAN BANK

        Advances from the Federal Home Loan Bank of Des Moines, which are secured by a blanket pledge agreement, including all stock in the FHLB and qualifying first mortgage loans, consisted of the following fixed rate advances, which are subject to prepayment penalties, at June 30, 2003:

                  Maturity Date        Interest Rate       Amount
            -------------------------------------------------------
            June 30, 2008 /(1)/                 5.52%   $ 3,000,000
            September 11, 2008 /(1)/            4.99%     6,000,000
                                                        -----------
                                                        $ 9,000,000
                                                        ===========
            (1) Callable in fiscal year 2004

        The weighted average interest rate for all advances was 5.17% and 5.51% at June 30, 2003 and 2002, respectively.

NOTE K - INCOME TAXES

        Prior to the year ended June 30, 1997, the savings and loan subsidiary was allowed a special bad debt deduction based on a percentage of taxable income (8%), or on specified experience formulas, subject to certain limitations based on aggregate loan balances at the end of the year. The special bad debt deduction has been repealed for thrift institutions. Legislation also requires thrifts to recapture, over a six-year period, bad debt reserves added since January 1, 1988 (approximately $61,000 remains to be recaptured). Recapture of pre-1988 reserves (approximately $1,278,000) is required only under limited circumstances, such as if a thrift pays dividends in excess of its earnings and profits or liquidates. The recapture is not expected to have a material effect on results of operations as the Company has provided a deferred tax liability for special bad debt deductions since January 1, 1988. The Company, in accordance with SFAS No. 109, has not recorded a deferred tax liability of approximately $477,000 relating to pre-1988 bad debt reserves.

        Taxes on income consist of:

                                                               Year Ended June 30,
                  -------------------------------------------------------------------------------------------------------------
                                  2003                                  2002                                 2001
                  -------------------------------------------------------------------------------------------------------------
                    Federal       State        Total       Federal      State        Total      Federal      State       Total
                  -------------------------------------------------------------------------------------------------------------
        Current   $ (169,644)  $    5,550   $ (164,094)  $  409,828   $  75,175   $  485,003   $ 338,357   $ 62,065   $ 400,422
        Deferred    (161,067)     (15,745)    (176,812)    (249,813)    (45,883)    (295,696)    (37,148)    (6,814)    (43,962)
                  -------------------------------------------------------------------------------------------------------------
        Total     $ (330,711)  $  (10,195)  $ (340,906)  $  160,015   $  29,292   $  189,307   $ 301,209   $ 55,251   $ 356,460
                  =============================================================================================================

        Taxes on income differ from the "expected" amounts computed by applying the federal income tax rate of 34% to income before taxes for the following reasons:

                                                        Year Ended June 30,
                                                 ----------------------------------
                                                    2003        2002        2001
                                                 ----------------------------------
            Computed "expected" taxes on income  $ (129,000) $  245,000  $  348,000
            State taxes, net of federal benefit       4,000      34,000      37,500
            Settlement of tax contingencies        (157,000)          -           -
            Low income housing tax credits          (59,000)    (59,000)    (59,000)
            Other adjustments                            94     (30,693)     29,960
                                                 ----------------------------------
               Provision for income taxes        $ (340,906) $  189,307  $  356,460
                                                 ==================================

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax (asset) liability at June 30, 2003 and 2002 were as follows:

                                                                        June 30,
                                                                -----------------------
                                                                   2003         2002
                                                                -----------------------
          Federal Home Loan Bank stock (income tax payable
           when shares received as stock dividends are sold)    $   64,000   $   64,000
          Real estate and equipment (depreciation method
           carrying value differences)                              63,000       62,000
          Loan fees deferred for financial reporting purposes       (9,000)     (18,000)
          Allowance for loan losses                               (469,000)    (302,000)
          Deferred intallment sale gains                            26,000       32,000
          Unrealized gains on investment securities                 29,000       22,000
          Other                                                    (18,926)      (2,046)
                                                                -----------------------
             Net deferred income tax (asset) liability          $ (314,926)  $ (142,046)
                                                                =======================

        No valuation allowance was recorded against deferred tax assets at June 30, 2003 or 2002.

NOTE L - EMPLOYEE BENEFITS

        EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) - The Company has established an ESOP for eligible employees. Employees with at least 1,000 hours of annual service with the Company and who have attained an age of 21 are eligible to participate. The ESOP borrowed $687,700 from the Company to purchase up to 8% of the common stock or 137,540 shares. Collateral for the loan is the common stock purchased by the ESOP. The loan is repaid principally from the Bank's discretionary contributions to the ESOP over a period of ten years (through December 31, 2003). The interest rate for the loan is 7%. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. Expense of $123,129, $119,654, and $124,470 was recorded relative to the ESOP for the years ended June 30, 2003, 2002, and 2001, respectively.

        Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits generally become 100% vested after five years of credited service. Credit for vesting purposes is given for years of service prior to the effective date of the ESOP (July 1, 1993). Prior to the completion of five years of credited service, a participant who terminates employment for reasons other than death, normal retirement, or disability will not receive any benefit under the ESOP. Forfeitures are reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable in the form of stock or cash upon termination of employment. If the Company's stock is not traded on an established market at the time of an ESOP participant's termination, the terminated ESOP participant has the right to require the Bank to purchase the stock at its current fair market value. Bank management believes there is an established market for the Company's stock and therefore the Bank believes there is no potential repurchase obligation at June 30, 2003 and 2002.

        As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP shares were as follows:

                                                            June 30,
                                                     ----------------------
                                                        2003         2002
                                                     ----------------------
            Allocated shares, beginning of year        112,082      100,468
            Distribution of shares                     (25,049)           -
            Shares released for allocation              10,898       11,614
                                                     ----------------------
               Total allocated shares, end of year      97,931      112,082
            Unreleased shares                            5,181       16,079
                                                     ----------------------
               Total ESOP shares                       103,112      128,161
                                                     ======================

            Fair value of unreleased shares          $  59,581    $ 160,790
                                                     ======================

        STOCK OPTION PLAN - The Company authorized options for 171,924 shares of common stock under the 1993 Stock Option and Incentive Plan (the "Plan"). Officers, directors and employees of the Company and its subsidiaries are eligible to participate in the Plan. The option exercise price must be at least 100% of the market value (as defined in the Plan) of the common stock on the date of the grant, and the option term cannot exceed 10 years. Stock options vest at a rate of 20% per year. There are unexercised outstanding stock options for 36,306 shares at June 30, 2003, which have exercise prices between $5.00 and $10.00. At June 30, 2003, the weighted average remaining contractual life is 4.0 years and the weighted average option price is $7.44 for the outstanding unexercised options.

        A summary of the status of the Company's stock option plan as of June 30, 2003, 2002 and 2001, and the changes during the years ended on those dates is presented below:

                                                                 Weighted -
                                                                  Average
                                                   Number of   Exercise Price
                                                     shares      Per Share
                                                   --------------------------
            Outstanding, June 30, 2000                61,306   $         5.00
               Granted                                21,488             9.75
               Exercised                             (23,200)            5.00
                                                   --------------------------
            Outstanding, June 30, 2001                59,594             6.71
               Granted                                     -                -
               Exercised                             (10,544)            5.00
                                                   --------------------------
            Outstanding, June 30, 2002                49,050             7.08
               Granted                                     -                -
               Exercised                             (12,744)            6.06
                                                   --------------------------
            Outstanding, June 30, 2003                36,306             7.44
                                                   ==========================

            Options exercisable                       23,414   $         6.17
                                                   ==========================

            Remaining shares available for grant      12,902
                                                   =========

        401(k) Plan - The Company implemented a 401(k) plan that covers substantially all employees meeting age and length of service requirements during fiscal 2003. Employees participating in this plan are eligible to contribute up to 15% of their annual compensation. The plan provides for discretionary contributions by the employer, which are allocated to the participants' accounts in proportion to employee contributions. No Company discretionary contributions were made to the plan during fiscal year 2003.

        EMPLOYMENT AGREEMENTS - The Company has entered into certain employment agreements with key officers. Under the terms of the agreements, the employees are entitled to additional compensation in the event of a change in control of the Company and the employees are involuntarily terminated within twelve months of the change in control. A change in control is generally triggered by the acquisition or control of 10% or more of the Company's common stock.

NOTE M - REGULATORY AND CAPITAL MATTERS

        The Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible equity requirement, the core capital requirement and the risk-based capital requirement. The tangible equity requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets.

        The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

        As of June 30, 2003 and 2002, management believes that the Bank met all capital adequacy requirements to which they are subject.

        The Bank's management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in the Bank's market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

Following is a summary of the Bank's regulatory capital as of June 30, 2003 and 2002:

                                                                                        To be "well-capitalized"
                                                                   For capital           Under prompt corrective
                                                                adequacy purposes           action provisions
                                                            -----------------------------------------------------
                                             Actual         Greater than or equal to:   Greater than or equal to:
                                      ---------------------------------------------------------------------------
                                        Capital     Ratio      Capital          Ratio      Capital          Ratio
                                      ---------------------------------------------------------------------------
        June 30, 2003:
        Tangible capital /(1)/        $ 7,199,000    7.87%  $   1,372,000        1.50%            N/A         N/A
        Core capital /(1)/            $ 7,199,000    7.87%  $   3,658,000        4.00%  $   4,573,000        5.00%
        Tier 1 (Core) Capital /(2)/   $ 7,199,000   12.24%  $   2,354,000        4.00%  $   3,530,000        6.00%
        Risk-based capital /(2)/      $ 7,849,000   13.34%  $   4,707,000        8.00%  $   5,884,000       10.00%

        June 30, 2002:
        Tangible capital /(1)/        $ 7,163,000    7.89%  $   1,362,000        1.50%            N/A         N/A
        Core capital /(1)/            $ 7,163,000    7.89%  $   3,632,000        4.00%  $   4,540,000        5.00%
        Tier 1 (Core) Capital /(2)/   $ 7,163,000   11.85%  $   2,417,000        4.00%  $   3,626,000        6.00%
        Risk-based capital /(2)/      $ 7,894,000   13.06%  $   4,835,000        8.00%  $   6,043,000       10.00%

        (1) - To adjusted total assets
        (2) - To risk-weighted assets

        The Bank established a liquidation account when it converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The liquidation account was equal to the Bank's net worth as of the date of the consolidated financial statements contained in the final prospectus used to sell the common stock at June 30, 1993. The liquidation account is maintained for the benefit of depositors with deposits as of the March 31, 1993 eligibility record date, who continue to maintain their deposits in the Bank after conversion. In the event of a complete liquidation (and only in such an event), each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made with respect to the stockholders. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or application of retained earnings.

        The Company's management believes that, under the current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in the Banks' market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

        The Bank is subject to regulations imposed by the OTS regarding the amount of capital distributions payable to the Company. Generally, the Bank's payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year, plus the two preceding years, less capital distributions paid over the same time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of the limitation.

NOTE N - LEASES

        The Company leases office space for a branch location. The lease term expires May 31, 2007. Future minimum lease payments under the lease terms are as follows:

                              2004   $ 41,540
                              2005   $ 41,540
                              2006   $ 41,540
                              2007   $ 38,078

        The Company subleases a portion of this leased space. The sublease began on April 29, 2002 and expires in May 2007. The annual sublease rent is approximately $5,000.

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

        The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in exchange for certain financial instruments. FASB Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at June 30, 2003 and 2002:

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

        Loans Held for Sale - Fair values are based on quoted market prices of similar loans sold on the secondary market.

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

        Deposit Liabilities - The fair values disclosed for checking, money market and savings accounts equal their carrying amounts. Fair values for certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the certificates.

        Advances from the Federal Home Loan Bank - The fair value of the Company's debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        Accrued Interest - The carrying amounts of accrued interest approximates their fair value.

        Commitments to extend credit - The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and credit worthiness of the counterparties. At June 30, 2003 and 2002, the carrying amount and fair value of the commitments were not significant.

NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS - continued

        The estimated fair values of the Company's financial instruments are as follows:

                                                           June 30, 2003                 June 30, 2002
                                                    ---------------------------------------------------------
                                                      Carrying         Fair         Carrying        Fair
                                                       Amount          Value         Amount         Value
                                                    ---------------------------------------------------------
      Financial assets
         Cash and cash equivalents                  $  4,407,338   $  4,407,338   $  3,114,682   $  3,114,682
         Investments in certificates of deposit           99,000         99,000         99,000        107,000
         Investment securities available-for-sale      1,264,495      1,264,495      1,323,918      1,323,918
         Loans held for sale                           1,870,683      1,870,683              -              -
         Loans receivable                             82,193,569     85,682,000     84,771,507     85,808,000
         Federal Home Loan Bank stock                  1,762,200      1,762,200      1,762,200      1,762,200
         Accrued interest receivable                     470,357        470,357        572,414        572,414

      Financial liabilities
         Deposits                                     72,973,470     74,728,000     66,901,147     68,316,000
         Advances from Federal Home Loan Bank          9,000,000      9,481,000     14,000,000     14,086,000
         Accrued interest payable                          1,702          1,702        174,921        174,921


NOTE P - RECENT ACCOUNTING DEVELOPMENTS

        The Financial Accounting Standards Board (FASB) has issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123." This Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation are effective for transitions after July 1, 2003. The Company will not make a voluntary change to the fair value based method of accounting for stock-based employee compensation. The amended disclosure requirements are currently effective and have been adopted in the consolidated financial statements for the year ended June 30, 2003.

        The FASB has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the consolidated financial statements.

        The FASB has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the Statement is effective July 1, 2003 and the Company is not expected to have a material impact on the consolidated financial statements.

NOTE Q - PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

        Following are condensed financial statements of the parent company, StateFed Financial Corporation:

                             Condensed Balance Sheet

                                                                 June 30,
                                                       ----------------------------
                                                           2003            2002
                                                       ------------    ------------
        Assets
        Cash and cash equivalents                      $  1,499,160    $  1,753,813
        Investment in subsidiary                          7,769,628       7,725,032
        Investment securities                               465,235         444,515
        Loans receivable                                  3,797,435       4,110,075
        ESOP note receivable - subsidiary                    34,385         103,155
        Deferred income taxes                                24,436               -
        Other assets                                        476,021         317,570
                                                       ------------    ------------
                                                       $ 14,066,300    $ 14,454,160
                                                       ============    ============
        Liabilities
        Dividends payable                              $    129,161    $    127,887
        Deferred income taxes                                     -          20,000
        Other liabilities                                    30,357         110,703
                                                       ------------    ------------
                                                            159,518         258,590
        Stockholders' equity
        Common stock                                         17,810          17,810
        Additional paid-in capital                        8,566,238       8,527,873
        Retained earnings                                10,327,496      10,880,409
        Treasury stock                                   (5,041,185)     (5,172,468)
        Less common stock acquired by employee stock
         ownership plan                                     (30,875)        (85,575)
        Accumulated other comprehensive income               67,298          27,521
                                                       ------------    ------------
                                                         13,906,782      14,195,570
                                                       ------------    ------------
                                                       $ 14,066,300    $ 14,454,160
                                                       ============    ============

                          Condensed Statement of Income

                                                               Year ended June 30,
                                                       ----------------------------------
                                                          2003         2002        2001
                                                       ----------   ---------   ---------
        Operating income - interest and dividend
         income                                        $  335,956   $ 583,151   $ 464,855
        Less:
           Loss on sale of real estate                          -     171,887           -
           Operating expenses                             397,451     301,180     536,268
                                                       ----------   ---------   ---------
        Income (loss) before undistributed income
         of subsidiary                                    (61,495)    110,084     (71,413)

        Equity in undistributed income of subsidiary      (87,828)    387,034     688,428
                                                       ----------   ---------   ---------
        Income (loss) before income tax                  (149,323)    497,118     617,015

        Provision (credit) for income tax                (110,506)    (33,697)    (46,307)
                                                       ----------   ---------   ---------
           Net income (loss)                           $  (38,817)  $ 530,815   $ 663,322
                                                       ==========   =========   =========

                        Condensed Statement of Cash Flows

                                                                             Year ended June 30,
                                                                 -------------------------------------------
                                                                     2003           2002            2001
                                                                 -----------    ------------    ------------
        Cash flows from operating activities:
           Net income                                            $   (38,817)   $    530,815    $    663,322
           Cash dividends received from subsidiary                         -               -       3,000,000
           Deferred income taxes                                     (36,635)         27,412           9,001
           Adjustments to reconcile net income to net cash
            from operating activities:
              Depreciation and amortization                                -           9,689          38,756
              Provision for loan losses                               82,700               -               -
              Loss (gain) on sale of investments                       7,087        (106,740)         95,880
              Loss on sale of real estate held for investment              -         171,811               -
              Equity in undistributed income of subsidiary            87,828        (387,034)       (688,428)
              Change in other assets                                (158,451)          6,039         (15,685)
              Change in other liabilities                            (80,346)        (12,038)         48,835
                                                                 -----------    ------------    ------------
                                                                    (136,634)        239,954       3,151,681

        Cash flows from investing activities:
           Purchase of investment securities                        (202,640)       (375,310)              -
           Proceeds from sale or maturity of investment
            securities                                               197,514         416,962          99,789
           Proceeds from sales of real estate                              -       1,042,563               -
           Changes in investment in and advances to subsidiary             -         952,371        (374,340)
           Decrease (increase) in loans receivable                   229,940         120,986          44,965
           Payment received on ESOP debt                              68,770          68,770          68,770
                                                                 -----------    ------------    ------------
                                                                     293,584       2,226,342        (160,816)

        Cash flows from financing activities:
           Treasury stock purchased                                        -         (85,200)     (3,035,632)
           Proceeds from options exercised                           101,219          52,720         116,000
           Proceeds from note payable                                      -      (1,200,000)      1,200,000
           Dividends paid                                           (512,822)       (512,005)       (565,875)
                                                                 -----------    ------------    ------------
                                                                    (411,603)     (1,744,485)     (2,285,507)
                                                                 -----------    ------------    ------------

        Net increase (decrease) in cash and cash equivalents        (254,653)        721,811         705,358

        Cash and cash equivalents, beginning of year               1,753,813       1,032,002         326,644
                                                                 -----------    ------------    ------------

           Cash and cash equivalents, end of year                $ 1,499,160    $  1,753,813    $  1,032,002
                                                                 ===========    ============    ============

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

        The table below sets forth certain information, as of June 30, 2003 regarding the composition of the Company's Board of Directors, including each director's term of office. The Board of Directors acting as the nominating committee has recommended and approved the nominees identified in the following table. It is intended that the proxies solicited on behalf of the Board of Directors (other than proxies in which the vote is withheld as to a nominee) will be voted at the Meeting "FOR" the election of the nominees identified below. If a nominee is unable to serve, the shares represented by all valid proxies will be voted for the election of such substitute nominee as the Board of Directors may recommend. At this time, the Board of Directors knows of no reason why any nominee may be unable to serve, if elected. Except as disclosed herein, there are no arrangements or understandings between the nominee and any other person pursuant to which the nominee was selected.

                                                                                 Shares of Common         Percent
                                     Position(s) Held       Director   Term to  Stock Beneficially           of
        Name          Age/(1)/        in the Company       Since/(2)/   Expire      Owned/(3)/           Class/(4)/
NOMINEES

Eugene M. McCormick         76  Director                      1979       2006               40,266/(5)/         3.1%

Sidney M. Ramey             63  Director                      1987       2006               13,044/(6)/         1.0

Andra K. Black              56  Executive Vice President      1995       2006               34,855/(7)/         2.7
                                 and Director

DIRECTORS CONTINUING
 IN OFFICE

Harry A. Winegar            75  Director                      1977       2004               28,266/(8)/         2.2

William T. Nassif           53  Director                      2000       2004               10,477/(9)/            *

Randall C. Bray             59  Chairman of the Board and     2001       2005                7,707/(10)/           *
                                 President

Kevin J. Kruse              43  Director                      1993       2005               15,504/(11)/        1.2

*       less than 1%

1.      At June 30, 2003.

2.      Includes service as a director of the Bank.

3. Amounts include shares held directly, as well as shares which are held in retirement accounts, or held by certain members of the named individuals' families, or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which shares the respective directors may be deemed to have sole or shared voting and/or investment power. Amounts also include 15,474, 2,344, 3,447 and 4,297 shares subject to options granted to Directors Black, Winegar, Nassif and Bray under the Stock Option Plan which options are exercisable within 60 days of June 30, 2003.

4. Percentage is calculated based on 1,293,958 shares of Common Stock outstanding as of September 25, 2003.

5. Includes 39,266 shares held directly and 1,000 shares held by Mr. McCormick's spouse.

6. Includes 9,004 shares held directly, 1,260 shares held by Mr. Ramey's spouse, and 2,780 shares held jointly with his spouse

7. Includes 4,292 shares held directly, 15,089 shares allocated to Ms. Black's account pursuant to the ESOP and 15,474 shares subject to options granted to Ms. Black under the Stock Option Plan.

8. Includes 25,922 shares held directly and 2,344 shares subject to options granted to Mr. Winegar under the Stock Option Plan.

9. Includes 7,000 shares held directly and 3,447 shares subject to options granted to Mr. Nassif under the Stock Option Plan.

10. Includes 2,500 shares held directly, 910 shares allocated to Mr. Bray's account pursuant to the ESOP, and 4,297 shares subject to option granted to Mr. Bray under the Stock Option Plan.

11. Includes 13,816 shares held jointly with his spouse, 1,688 shares held by Mr. Kruse's spouse.

        Set forth below is the principal occupation of each director of StateFed Financial Corporation and of each of the nominees for director. All directors and nominees have held their present positions for at least five years unless otherwise indicated.

        Eugene M. McCormick. Mr. McCormick has served on the Board since 1980. Mr. McCormick is currently retired. Until 1993, he practiced dentistry in Des Moines, Iowa.

        Sidney M. Ramey. Mr. Ramey has served on the Board since 1987. Since 1982, Mr. Ramey has been the Manager of Peoples Abstract Company, LLC, a title search company located in Des Moines, Iowa.

        Andra K. Black. In January 2002, Ms. Black resumed her duties as Executive Vice President of the Company. Prior to this appointment, Ms. Black served as Co-President from July, 2000 and prior to that as Executive Vice President. In addition to her duties as Executive Vice President, Ms. Black is responsible for the operations and savings departments, which include compliance with savings regulations and disclosures, general office administration and reporting to the Office of Thrift Supervision ("OTS") and the Internal Revenue Service ("IRS"). Ms. Black also oversees the maintenance of the general ledger and monthly reporting.

        Harry A. Winegar. Mr. Winegar has served on the Board since 1977. Mr. Winegar is currently retired. Until his retirement in 1992, Mr. Winegar was a consultant and appraiser for Carlson, McClure & McWilliams, Inc. a real estate appraisal firm located in Des Moines, Iowa.

        William T. Nassif. On July 1, 2000, Mr. William T. Nassif was appointed to the board of directors. Mr. Nassif is the staff attorney for Legal Services Corporation of Iowa. Legal Services Corporation provides legal services for elderly Iowans.

        Randall C. Bray. Mr. Bray was elected Chairman of the Board in April, 2001 and became President of the Company in January 2002. Mr. Bray is also President of Greyhawk Partners and has been involved in the financial services business for more than 30 years. He has been President and CEO of Midland Savings Bank in Des Moines and was also Chairman and Founder of The Evergreen Group, a distributor of insurance products to the banking industry.

        Kevin J. Kruse. Mr. Kruse has served on the Board since 1993. Mr. Kruse is the Senior Vice President and Corporate Counsel for Diversified Management Services, Inc. a trade association headquartered in Des Moines.

Section 16(a) Beneficial Ownership Reporting Compliance.

        Section 16(a) of the Securities Exchange Act of 1934 requires StateFed's directors and executive officers, and persons who own more than 10% of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this proxy statement any late filings or failures to file.

                  The Company believes, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2003, of Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

        The following table sets forth information regarding compensation paid by the Company and the Bank to their President and executive officers who made in excess of $100,000 for services rendered during the fiscal year ended June 30, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                Long Term
                                    Annual Compensation        Compensation
                             --------------------------------  ------------
                                                                Securities
                                                                Underlying     All Other
                             Fiscal    Salary          Bonus   Options/SARs  Compensation
Name and Principal Position   Year      ($)             ($)         ($)           ($)
---------------------------  ------  ---------       --------  ------------  ------------
Randall C. Bray, President    2003   $  64,184       $    100            --  $      9,198/(1)/

                              2002      62,400            500            --         7,800

                              2001      25,200/(2)/        --        10,744         1,800

Steven J. Blazek,             2003     107,826            100            --         2,273/(1)/
Sr. Vice President
                              2002      55,385         10,000            --            --

                              2001          --             --            --            --

John Kallemyn,                2003     100,902             40            --         2,143/(1)/
Sr. Vice President
                              2002       2,308             --            --            --

                              2001          --             --            --            --

1. Includes director fees of $9,100 for Mr. Bray and company matched 401(k) contributions of $98, $2,273 and $2,143 for Messrs. Bray, Blazek and Kallemyn, respectively.
2. Includes consulting fees of $15,600 received in the fiscal year 2001 prior to executive's appointment as President.

        The following table sets forth information regarding the number and value of stock options at June 30, 2003 held by the Company's President and executive officers who made in excess of $100,000 during the fiscal year ended June 30, 2003.

                AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                                                        Number of Unexercised            In-the Money
                                                           Options/SARs at             Options/SARs at
                                                      Fiscal Year End (#)/(1)/     Fiscal Year End (#)(2)
                      Shares Acquired      Value     --------------------------  --------------------------
        Name          on Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable  Unexercisable
--------------------  ---------------  ------------  -----------  -------------  -----------  -------------
Randall C. Bray               0             0%             4,297          6,447  $     7,520  $      11,282
President

Steven J. Blazek              0             0%                 0              0            0              0
Sr. Vice President

John Kallemyn                 0             0%                 0              0            0              0
Sr. Vice President

----------
1. Represents an option to purchase Common Stock awarded to the Company's Chief Executive Officers pursuant to the terms of the incentive stock option award.
2. Represents the aggregate market value (market price of the common stock less the exercise price) of the option granted based upon the average of the bid and asked price of $11.75 per share of the common stock as reported on the NASDAQ Bulletin Board on June 30, 2003.

Employment Agreements and Salary Continuation Plan

        Employment Agreements. The continued success of the Bank depends to a significant degree on the skills and competence of its officers. In April 2001, the Bank entered into an employment agreement with President Bray. The employment agreement provides for an initial annual base salary of $62,400, subject to annual review and adjustment by the Company's Board of Directors, and an initial term of three years. The agreement provides for extensions of one year, in addition to the then-remaining term under the agreement, on each anniversary of the effective date of the agreement, subject to a formal performance evaluation performed by disinterested members of the Board of Directors of the Bank. The agreement provides for termination upon the employee's death, for cause or in certain events specified by OTS regulations. The employment agreement is also terminable by the employee upon 60-days' notice to the Bank.

        The employment agreement provides for payment to the employee of his salary for the remainder of the term of the agreement, plus up to 299% of the employee's base compensation, in the event there is a "change in control" of the Bank where employment terminates involuntarily in connection with such change in control or within 12 months thereafter. This termination payment is subject to reduction by the amount of all other compensation to the employee deemed for purposes of the Code to be contingent on a "change in control," and may not exceed three times the employee's average annual compensation over the most recent five-year period or be non-deductible by the Bank for federal income tax purposes. For the purposes of the employment agreement, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to 12 C.F.R. Sections 574.3 or 4. Such events are generally triggered prior to the acquisition or control of 10% of the Common Stock. The agreement guarantees participation in an equitable manner in employee benefits applicable to executive personnel.

        Based on current salaries, if Mr. Bray's employment had been terminated as of June 30, 2003, under circumstances entitling him to severance pay as described above, he would have been entitled to receive a lump sum cash payment of approximately $154,448.

Director Compensation

        The Company's directors do not receive a fee for serving on the Company's Board of Directors. No fee is paid for membership on the Board's committees. All Bank directors receive a fee of $700 per board meeting. A fee of $200 is paid to non-employee directors of the Bank for committee membership. $200 was paid to certain directors for four audit committee meetings, four compensation committee meetings and one extra meeting.

Executive Compensation

        The Company has not paid any compensation to its executive officers since its formation. The Company does not presently anticipate paying any compensation to such persons until it becomes actively involved in the operation or acquisition of business other than the Bank.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table summarizes our equity compensation plan as of June 30, 2003.

                                              Number of securities       Weighted-average      Number of Securities
                                           to be issued upon exercise    exercise price of   remaining available for
                                             of outstanding options    outstanding options    future issuance under
Plan Category                                 warrants and rights      warrants and rights  equity compensation plans
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved  by
 security holders                                              36,306           $     7.44                     19,950(1)
Equity compensation plans not approved by
 security holders                                                  --                   --                         --

-----------
1. Includes 12,902 shares available for future grants under the Company's stock option plans and 7,048 shares available for future grants under the Company's recognition and retention plan.

Stock Ownership of Significant Stockholders, Directors and Executive Officers

        Stockholders of record as of the close of business on September 25, 2003, will be entitled to one vote for each share then held. As of September 25, 2003, the Company had 1,293,958 shares of Common Stock issued and outstanding. The following table sets forth as of June 30, 2003 information regarding share ownership of: (i) those persons or entities known by management to beneficially own more than five percent of the Company's Common Stock, (ii) the Company's Chief Executive Officer, and (iii) all directors and executive officers as a group.

                                                                      Shares       Percent
                                                                   Beneficially      of
                             Beneficial Owner                         Owned         Class
Krause Gentle Corporation/(1)/                                          149,000        11.5%
c/o James B. Langeness
Duncan, Green, Brown, Langeness & Eckley
380 Capital Square, 400 Locust Street
Des Moines, Iowa 50309

StateFed Financial Corporation Employee Stock Ownership Plan/(2)/       103,112         8.0
13523 University Avenue
Clive, Iowa 50325

Douglas M. Kratz/(3)/                                                   126,600         9.8
Middle Road, Suite 101
Bettendorf, Iowa 52722

Randall C. Bray/(4)/                                                      7,707            *
StateFed Financial Corporation
13523 University Avenue
Clive, Iowa 50325

Directors and executive officers of the Company and the Bank
 as a group (7 persons)/(5)/                                            150,089        11.4

*       less than 1%.

1. The above information is as reported by Krause Gentle Corporation in an amended statement dated October 5, 2000 on Schedule 13-D/A filed pursuant to the Securities Exchange Act of 1934.
2. The amount reported represents shares held by the Employee Stock Ownership Plan ("ESOP"), of which 97,931 shares of Common Stock were allocated to accounts of participants. First Bankers Trust Company, N.A., the trustee of the ESOP, may be deemed to beneficially own all the shares held by the ESOP. Pursuant to the terms of the ESOP, participants in the ESOP have the right to direct the voting of shares allocated to participant accounts. Unallocated shares held by the ESOP are voted by the plan trustee in the manner that the plan trustee is directed to vote by the majority of the plan participants who directed the plan trustee as to the manner of voting the shares allocated to their plan accounts. If an ESOP participant fails to give timely voting instructions to the plan trustee with respect to the voting of the shares allocated to the participant's account, the plan trustee is entitled to vote such shares in its discretion.
3. The above information is as reported by Douglas M. Kratz in a statement dated November 19, 2002 on Schedule 13-D filed pursuant to the Securities Exchange Act of 1934.
4. Includes 2,500 shares held directly, 910 shares allocated pursuant to the Company's ESOP, and 4,297 shares subject to options granted to Mr. Bray under the Stock Option Plan.
5. Includes shares held directly, as well as jointly with family members, and shares held in retirement accounts in a fiduciary capacity or by certain family members, with respect to which shares the listed individuals or group members may be deemed to have sole voting and investment power. This table also includes 15,089 and 910 shares allocated to the accounts of Ms. Black and Mr. Bray, respectively pursuant to the Company's ESOP and 25,562 shares subject to options granted to directors and the executive officers under the Company's Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

        The Bank has followed a policy of granting consumer loans and loans secured by the borrower's personal residence to officers, directors and employees. The loans to employees, executive officers and directors are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features. Loans to executive officers and directors must be approved by a majority of the disinterested directors and loans to other officers and employees must be approved by the Bank's Loan Committee.

        All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of the Bank. Loans to all directors, executive officers, employees and their associates totaled $1.9 million at June 30, 2003, which was 13.8% of the Company's stockholders' equity at that date. All of such loans were made on the same terms, including interest rates, as those of comparable transactions prevailing at the time.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

        (a)     Exhibits and Exhibit Index

                                                                               Reference to
                                                                              Prior Filing or
                                                                              Exhibit Number
Exhibit Number   Document                                                     Attached Hereto
--------------   ----------------------------------------------------------   ---------------
     3(i)        Articles of Incorporation, including amendments thereto            *

     3(ii)       By-Laws                                                            **

     4           Instruments defining the rights of security holders,
                  including indentures                                              *

     9           Voting Trust Agreement                                            None

     10          Executive Compensation Plans and Arrangements
                 (a)         Employment contract between:
                       (i)   Andra K. Black and the Bank                            *
                       (ii)  Randall C. Bray and the Bank                           10
                 (b)         1993 Stock Option and Incentive Plan                   *
                 (c)         1993 Management Recognition and Retention Plan         *

     11          Statement Regarding Computation of Per Share Earnings             None

     13          Annual Report to Security Holders                            Not Applicable

     16          Letter Regarding Change in Certifying Accountant                  None

     18          Letter Regarding Change in Accounting Principles                  None

     21          Subsidiaries of Registrant                                         21

     22          Published Report Regarding Matters Submitted to Vote of
                  Security Holders                                                 None

     23          Consents of Experts and Counsel                                    23

     24          Power of Attorney                                             Not Required

     31          Rule 13a-14(a)/15d-14(a) Certifications                            31

     32          Section 1350 Certifications                                        32

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

        (b)     Reports on Form 8-K

        The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ending June 30, 2003:

                             Regarding Event
                Date Filed    Occurring on:    Nature of Event
                ----------   ---------------   ---------------------------------

                04/30/2003        04/28/2003   Announcement of Registrant's
                                               Third Quarter Earnings

                06/09/2003        06/06/2003   Registrant Declares Cash Dividend

Item 14. Principal Accountant Fees and Services

        McGladrey & Pullen LLP, Certified Public Accountants, provided accounting services to the Company during the year ended June 30, 2003 in conjunction with the audit of the Company's annual financial statements for 2003, and fees billed for other services rendered by McGladrey & Pullen, LLP and its associated entity RSM McGladrey, Inc. during 2003. Financial statements for the fiscal year ended June 30, 2002 had been audited by the Company's former accounting firm, McGowen, Hurst, Clark & Smith, P.C.

Audit Fees. The aggregate fees billed to StateFed Financial Corporation by McGladrey & Pullen, LLP for the professional services rendered for the audit of StateFed's consolidated financial statements for fiscal 2003 and the reviews of the consolidated financial statements included in StateFed's Forms 10-QSB for that year were $43,400. StateFed's consolidated financial statements for fiscal 2002 and the reviews of the consolidated financial statements included in StateFed's Forms 10-QSB, billed to StateFed by McGowen, Hurst, Clark & Smith, P.C. for that year were $32,000.

Financial Information Systems Design and Implementation Fees. There were no fees for financial information systems design and implementation billed to StateFed by McGladrey & Pullen, LLP or McGowen, Hurst, Clark & Smith P.C. for fiscal years 2003 and 2002, respectively.

All Other Fees. Other than audit fees, the aggregate fees billed to StateFed by McGladrey & Pullen, LLP for fiscal 2003 were $17,100. The aggregate fees billed for fiscal 2002 to StateFed by McGowen, Hurst, Clark & Smith, P.C. were $25,105.

The Audit Committee has considered whether the services provided by McGladrey & Pullen, LLP and its associated entity RSM McGladrey, Inc., apart from the audit services described under the heading "Audit Fees" above, are compatible with maintaining the independence of McGladrey & Pullen, LLP.

Item 15. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the StateFed's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2003, was carried out under the supervision and with the participation of StateFed's Chief Executive Officer, Chief Financial Officer and several other members of StateFed's senior management. StateFed's Chief Executive Officer and Chief Financial Officer concluded that StateFed's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by StateFed in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to StateFed's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2003, that has materially effected, or is reasonably likely to materially affect, StateFed's internal control over financial reporting.

StateFed intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning StateFed's business. While StateFed believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause StateFed to modify its disclosure controls and procedures.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               STATEFED FINANCIAL CORPORATION


Date: September 29, 2003                        By: /s/   Randall C. Bray
                                                    ----------------------------
                                                Randall C. Bray, President
                                                (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Randall C. Bray                            /s/ Harry A. Winegar
----------------------------------------       ---------------------------------
RANDALL C. BRAY                                HARRY A. WINEGAR
Chairman of the Board                          Director
Officer

Date:  September 29, 2002                      Date:  September 29, 2003


  /s/ Eugene M. McCormick                        /s/ Sidney M. Ramey
----------------------------------------       ---------------------------------
EUGENE M. MCCORMICK                            SIDNEY M. RAMEY
Director                                       Director

Date:  September 29, 2003                      Date:  September 29, 2003


  /s/ Kevin J. Kruse                             /s/ William T. Nassif
----------------------------------------       ---------------------------------
KEVIN J. KRUSE                                 WILLIAM T. NASSIF
Director                                       Director

Date:  September 29, 2003                      Date:  September 29, 2003


  /s/ Andra K. Black
----------------------------------------
ANDRA K. BLACK
Director, Executive Vice President, Secretary
and Chief Financial and Accounting Officer

Date:  September 29, 2003