Form 10QSB
period 2003-09-30
STATEFED FINANCIAL CORP
filed 2003-11-14
CIK 912567

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

         As of November 3, 2003, there were 1,293,958 shares of the Registrant's common stock issued and outstanding.

                 Transitional Small Business Disclosure Format:
                                 Yes [ ] No [X]

                         STATEFED FINANCIAL CORPORATION
                                   Form 10-QSB
                                      Index

                                                                          Page
PART I. - CONSOLIDATED FINANCIAL INFORMATION                              Number

  Item 1.     Financial Statements (Unaudited)                               3
  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9
  Item 3.     Controls and Procedures                                       12

PART II. - OTHER INFORMATION

 Item 1.      Legal Proceedings                                             13
 Item 2.      Changes in Securities                                         13
 Item 3.      Defaults upon Senior Securities                               13
 Item 4.      Submission of Matters to Vote of Security Holders             13
 Item 5.      Other Information                                             13
 Item 6.      Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                  14

 Exhibit 31.1                                                               15
 Exhibit 31.2                                                               16
 Exhibit 32                                                                 17

PART I. - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

                         STATEFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 2003 and June 30, 2003
                                   (Unaudited)

                      ASSETS
                                                                      September 30, 2003       June 30, 2003
                                                                      ------------------    ------------------
Cash and amounts due from depository institutions                     $        7,346,164    $        4,407,338
Investments in certificates of deposit                                            99,000                99,000
Investment securities available for sale                                       1,189,338             1,264,495
Loans held for sale                                                            1,437,158             1,870,683
Loans receivable, net                                                         78,916,815            82,193,569
Real estate held for sale, net                                                   540,500               540,500
Property acquired in settlement of loans                                              --                87,546
Office property and equipment, net                                             3,265,158             3,323,484
Federal Home Loan Bank stock, at cost                                            762,200             1,762,200
Accrued interest receivable                                                      424,212               470,357
Income tax refund receivable                                                      72,529                90,707
Deferred income taxes                                                            314,183               314,926
Other assets                                                                     324,911               328,610
                                                                      ------------------    ------------------
        TOTAL ASSETS                                                  $       94,692,168    $       96,753,415
                                                                      ==================    ==================


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                              $       71,408,843    $       72,973,470
Advances from Federal Home Loan Bank                                           9,000,000             9,000,000
Advances from borrowers for taxes and insurance                                    2,476               380,606
Accrued interest payable                                                           2,371                 1,702
Dividends payable                                                                129,396               129,161
Other liabilities                                                                300,352               361,694
                                                                      ------------------    ------------------

        TOTAL LIABILITIES                                                     80,843,438            82,846,633
                                                                      ------------------    ------------------

Stockholders' equity:
Common stock                                                                      17,810                17,810
Additional paid-in capital                                                     8,571,768             8,566,238
Unearned compensation - Employee Stock Ownership Plan                            (17,760)              (30,875)
Accumulated other comprehensive income - unrealized gains (losses)
 on investment securities available for sale, net of deferred taxes               40,901                67,298
Treasury stock                                                                (5,017,038)           (5,041,185)
Retained earnings - substantially restricted                                  10,253,049            10,327,496
                                                                      ------------------    ------------------

   TOTAL STOCKHOLDERS' EQUITY                                                 13,848,730            13,906,782
                                                                      ------------------    ------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       94,692,168    $       96,753,415
                                                                      ==================    ==================

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION
   For the Three Month Periods Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

                                                   -----------      -----------
                                                       2003             2002
                                                   -----------      -----------
Interest Income:
Loans                                              $ 1,445,811      $ 1,648,471
Investments & other                                     17,959           35,150
                                                   -----------      -----------
    Total interest income                            1,463,770        1,683,621

Interest Expense:
Deposits                                               558,724          675,369
Borrowings                                             118,833          197,289
                                                   -----------      -----------
    Total interest expense                             677,557          872,658

Net interest income                                    786,213          810,963
Provision for loan losses                              110,000          103,076
                                                   -----------      -----------

Net interest income after
  provision for loan losses                            676,213          707,887

Non-interest Income:
Real estate operations                                  12,898           12,755
Gains on loans held for sale                            47,244               --
Commission income                                       35,286            9,849
Other                                                   71,646           48,225
                                                   -----------      -----------
    Total non-interest income                          167,074           70,829

Non-interest Expense:
Salaries and benefits                                  375,329          373,922
Occupancy and equipment                                131,031          169,966
FDIC premiums and OTS assessments                       11,240           10,930
Data processing                                         38,091           42,630
Other                                                  212,047          200,963
                                                   -----------      -----------
    Total non-interest expense                         767,738          798,411
                                                   -----------      -----------

Income (loss) before income taxes                       75,549          (19,695)

Income tax expense (benefit)                            20,600          (23,760)
                                                   -----------      -----------
Net income                                         $    54,949      $     4,065
                                                   ===========      ===========

Basic earnings per share                           $      0.04      $        --
Diluted earnings per share                                0.04               --

Dividends declared per common share                $      0.10      $      0.10

Comprehensive income (loss)                        $    28,533      $   (25,483)
                                                   ===========      ===========

                         STATEFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Month Periods Ended September 30, 2003 and September 30, 2002
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                                         September 30,    September 30,
                                                                                 2003             2002
                                                                             -------------    -------------
Net income                                                                    $      54,949    $       4,065

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation                                                                        62,887           53,776
Amortization of ESOP                                                                31,072           26,808
Deferred loan fees                                                                   6,776            6,487
(Gain) on sales of loans                                                           (47,244)              --
Loans originated for sale                                                       (3,762,072)              --
Loans sold                                                                       4,242,860               --
Provision for losses on loans                                                      110,000          103,076
Change in:
     Accrued interest receivable                                                    46,145            8,911
     Other assets                                                                    3,699          (16,097)
     Accrued interest payable                                                          669         (173,197)
     Current and deferred income tax liability                                      30,234         (237,124)
     Other liabilities                                                             (61,342)        (132,337)
                                                                             -------------    -------------
     NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES                        718,633         (355,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of available-for-sale investment securities         100,071               --
Purchase of available-for-sale investment securities                               (62,624)              --
Redemption of FHLB stock                                                         1,000,000               --
Net (increase) decrease in loans outstanding                                     3,159,959       (1,296,766)
Investment in real estate acquired in settlement of loans                           87,546         (207,960)
Purchase of office property and equipment                                           (4,561)         (96,878)
                                                                             -------------    -------------
     NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                      4,280,391       (1,601,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                             (1,564,627)       6,610,168
Net decrease in advances from borrowers for taxes and insurance                   (378,130)        (351,422)
Proceeds from stock options exercised                                               11,720               --
Dividends paid                                                                    (129,161)        (127,887)
                                                                             -------------    -------------
     NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                     (2,060,198)       6,130,859
                                                                             -------------    -------------

CHANGE IN CASH AND CASH EQUIVALENTS                                              2,938,826        4,173,623

CASH AND CASH EQUIVALENTS, beginning of period                                   4,407,338        3,114,682
                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                     $   7,346,164    $   7,288,305
                                                                             =============    =============

Supplemental Schedule of Cash Flow Information:
     Cash payments for:
          Interest                                                           $     676,888    $   1,045,855
          Income taxes                                                             (50,834)         213,364

                         STATEFED FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
   For the Three Month Period Ended September 30, 2003 and September 30, 2002


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

         These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

2.       EARNINGS PER SHARE OF COMMON STOCK

         Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. For the three month period, weighted-average common shares outstanding totaled 1,289,027 at September 30, 2003 and 1,264,333 at September 30, 2002.

         Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share, for the three month periods ending September 30, 2003 and September 30, 2002, totaled 1,302,039 and 1,277,057, respectively.

         At September 30, 2003 there were unexercised options for 33,962 shares of common stock under the terms of the Company's 1993 Stock Option Plan. There were 15,474, 7,744 and 10,744 options with exercise prices of $5.00, $9.50 and $10.00 per share, respectively. There were 2,344 shares exercised during the three months ended September 30, 2003. Had the Company accounted for the 1993 Stock Option Plan in accordance with SFAS No. 123, the effect on net income and net income per share would not be material.

3.       REGULATORY CAPITAL REQUIREMENTS

         Pursuant to Federal law, the Bank must meet three separate minimum capital requirements. The Bank's capital ratios and balances at September 30, 2003 were as follows:

                                      Amount        %
                                     --------   --------
                                    (Dollars in thousands)

               Tangible Capital:
                  Bank's             $  7,279       8.11%
                  Requirement           1,347       1.50
                                     --------   --------
                  Excess             $  5,932       6.61%

               Core Capital:
                  Bank's             $  7,279       8.11%
                  Requirement           3,591       4.00
                                     --------   --------
                  Excess             $  3,688       4.11%

               Risk-Based Capital:
                  Bank's             $  7,929      13.85%
                  Requirement           4,579       8.00
                                     --------   --------
                  Excess             $  3,350       5.85%


The Bank is considered "well-capitalized" under federal regulations.

4.       SUBSEQUENT EVENTS

         The Company sold its former downtown Des Moines branch office on October 31, 2003. Net proceeds from the sale were $574,585, resulting in a gain of $69,461.

5.       NEW ACCOUNTING STANDARDS

         SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement did not have a material impact on the consolidated financial statements.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the Statement was effective July 1, 2003 and did not have a material impact on the consolidated financial statements.

         FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest rate entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003. Implementation of this interpretation is not expected to have a material impact on the consolidated financial statements.

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

Financial Condition

         The Company's total assets decreased $2.1 million from $96.8 million at June 30, 2003 to $94.7 million at September 30, 2003. Cash and amounts due from depository institutions increased by $2.9 million. This increase was offset by decreases in net loans receivable of $3.3 million, Federal Home Loan Bank stock of $1.0 million and loans held for sale of $433,500.

         Loans held for sale were $1.4 million for the period ended September 30, 2003, a decrease of $433,500 from $1.9 million for the period ended June 30, 2003.

         Net loans receivable decreased $3.3 million, from $82.2 million at June 30, 2003 to $78.9 million at September 30, 2003. Loan originations totaled $10.2 million for the three-month period, including $4.2 million in originations subsequently sold on the secondary market. Due to continued high refinancing activity, repayment of principal on loans totaled $9.3 million for the same period.

         Total deposits decreased by $1.6 million from $73.0 million at June 30, 2003 to $71.4 million at September 30, 2003. The decreases in certificates of deposit and savings deposits were $2.9 million and $930,000, respectively, as a result of the Company's new pricing strategy. These decreases were offset in part by increases in money market and demand deposits of $1.6 million and $593,000, respectively.

         Total stockholders' equity decreased $58,000 from $13.9 million at June 30, 2003 to $13.8 million at September 30, 2003. The decrease was primarily the result of net earnings of $55,000 and accounting for employee stock ownership plan awards and options of $42,800, which was offset by dividends declared of $129,400 and unrealized loss on investment securities of $26,400.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2003 and September 30, 2002

         General. Net income increased $50,900 from $4,100 for the three months ended September 30, 2002, to $55,000 for the three months ended September 30, 2003. The increase in net income primarily resulted from an increase in non-interest income of $96,200 and a decrease in non-interest expense of $30,700. Net interest income decreased $24,800, and the provision for loan losses increased $6,900. Income tax expense was $20,600 compared to an income tax benefit of $23,800 for the prior comparable period.

         Net Interest Income. Net interest income decreased $24,800, from $811,000 for the three months ended September 30, 2002 to $786,200 for the three months ended September 30, 2003. This decrease was the result of a decrease of $219,900 in interest income, partially offset by a decrease of $195,100 in interest expense.

         Interest Income. Interest income decreased $219,900 from $1.7 million for the three months ended September 30, 2002 to $1.5 million for the three months ended September 30, 2003. This decrease was primarily the result of decreases in interest earned on the loan portfolio of $202,700 and investments and other of $17,200.

         The decrease in interest earned on loans receivable resulted from decreases in both the average rate and the average loans receivable balance. Investment and other interest income decreased primarily from decreases in the average rate paid on such balances.

         Interest Expense. Interest expense decreased $195,100 from $872,700 for the three months ended September 30, 2002 to $677,600 for the three months ended September 30, 2003. This decrease resulted primarily from decreases in interest expense on deposits of $116,600, and decreases of interest paid on borrowings of $78,500. The decrease in interest expense resulted primarily from reductions in the average rate paid and the average outstanding balance of deposit accounts, and the repayment of $5 million of Federal Home Loan Bank advances from the period ended September 30, 2002.

         Provision for Loan Losses. The provision for loan losses increased $6,900 from $103,100 for the three months ended September 30, 2002 to $110,000 for the three months ended September 30, 2003. The provision during the three months ended September 30, 2003 was based on management's analysis of the allowance for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for probable losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

         Non-interest Income. Non-interest income increased $96,200 from $70,800 in the three months ended September 30, 2002 to $167,000 in the three months ended September 30, 2003. The increase was due to gains on loans held for sale of $47,200, as the Company began originating and selling loans in the secondary market during the quarter ended December 31, 2002. There was an increase in commission income from the sale of non-insured deposit products of $25,400, due to increased marketing and the current low interest rate environment. Other non-interest income increased $23,400, which mainly consists of fee income.

         Non-interest Expense. Non-interest expense decreased from $798,400 in the three months ended September 30, 2002 to $767,800 in the three months ended September 30, 2003. This decrease of $30,700 was primarily the result of decreases in occupancy and equipment expense of $38,900 and data processing expense of $4,500. The decrease was partially offset by increases in other non-interest expense of $11,100 and salaries and benefits expense of $1,400. The decrease in occupancy and equipment expense was mainly due to a one-time property tax accrual adjustment that occurred during the September 2002 quarter. Data processing expense decreased due to one-time charges that occurred during the quarter ended September 30, 2002, as new products and services were added. Other non-interest expense increases were primarily related to increases in loan origination systems expense and employee education. Salaries and benefits expense increased due to the increased costs of providing employee benefits.

         Income Tax Expense. Income tax expense was $20,600 for the three months ended September 30, 2003, compared to an income tax (benefit) of ($23,800) that had resulted from the reduction in taxable income and the application of tax credits for the three months ended September 30, 2002.

         Liquidity and Capital Resources. The Office of Thrift Supervision regulations require the Bank to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at September 30, 2003 was 6.1%. The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans, interest earned on investments and funds provided by operations. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

         The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

         Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 2003, the Bank exceeded regulatory capital requirements.

         At September 30, 2003, the Bank's tangible equity capital was $7.3 million, or 8.11%, of tangible assets, which exceeded the 1.5% requirement by $5.9 million. In addition, at September 30, 2003, the Bank had core capital of $7.3 million, or 8.11%, of adjusted total assets, which exceeded the 4% requirement by $3.7 million. The Bank had total risk-based capital of $7.9 million at September 30, 2003, or 13.85%, of risk-weighted assets which exceeded the 8.0% risk-based capital requirements by $3.4 million. The Bank is considered "well-capitalized" under federal regulations.

PART I. - ITEM 3

CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures:

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

(b)  Changes in Internal Controls:

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


Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities
         Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders
         Not applicable.

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits
                31.1 - ss. 13a-14(a) Certifications
                31.2 - ss. 13a-14(a) Certifications
                32 - Certification pursuant to 18 U.S.C. Section 1350, as adapted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer and Chief Financial Officer (attached as an exhibit and incorporated herein by reference).

         (b) The following is a description of the Form 8-K's filed during the three months ended September 30, 2003:

                1. September 9, 2003, a current report on Form 8-K was filed announcing a dividend declaration.
                2. October 3, 2003, a current report on Form 8-K was filed reflecting quarterly and annual financial information.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STATEFED FINANCIAL CORPORATION
                                          Registrant


Date:  November 14, 2003                  /s/ RANDALL C. BRAY
     ------------------------             --------------------------------------
                                          Randall C. Bray
                                          Chairman and President



Date:  November 14, 2003                  /s/ ANDRA K. BLACK
     ------------------------             --------------------------------------
                                          Andra K. Black
                                          Executive Vice President and CFO