Form 10QSB
period 2003-12-31
STATEFED FINANCIAL CORP
filed 2004-02-13
CIK 912567

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

                         Commission File Number 0-22790

                         STATEFED FINANCIAL CORPORATION

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     42-1410788

    ------------------------                 -------------------------------
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

     As of February 3, 2004, there were 1,309,432 shares of the Registrant's common stock issued and outstanding.

                 Transitional Small Business Disclosure Format:
                                 Yes [ ] No [X]

                         STATEFED FINANCIAL CORPORATION
                                   Form 10-QSB
                                      Index

                                                                         Page
PART I. - CONSOLIDATED FINANCIAL INFORMATION                            Number

 Item 1.     Financial Statements (Unaudited)                              3
 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9
 Item 3.     Controls and Procedures                                      14

PART II. - OTHER INFORMATION

 Item 1.     Legal Proceedings                                            15
 Item 2.     Changes in Securities                                        15
 Item 3.     Defaults upon Senior Securities                              15
 Item 4.     Submission of Matters to Vote of Security Holders            15
 Item 5.     Other Information                                            15
 Item 6.     Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                16

  Exhibit 31.1                                                            17
  Exhibit 31.2                                                            18
  Exhibit 32                                                              19


PART I. - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        STATEFED FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      DECEMBER 31, 2003 AND JUNE 30, 2003
                                                  (UNAUDITED)

                             ASSETS
                                                                        DECEMBER 31, 2003       JUNE 30, 2003
Cash and amounts due from depository institutions                         $     8,506,407     $     4,407,338
Investments in certificates of deposit                                             99,000              99,000
Investment securities available for sale                                        1,208,701           1,264,495
Loans held for sale                                                                     -           1,870,683
Loans receivable, net                                                          78,353,537          82,193,569
Real estate held for sale, net                                                          -             540,500
Property acquired in settlement of loans                                          140,688              87,546
Office property and equipment, net                                              3,210,670           3,323,484
Federal Home Loan Bank stock, at cost                                             762,200           1,762,200
Accrued interest receivable                                                       398,956             470,357
Income tax refund receivable                                                            -              90,707
Deferred income taxes                                                             314,183             314,926
Other assets                                                                      328,837             328,610
                                                                          ---------------     ---------------
       TOTAL ASSETS                                                       $    93,323,179     $    96,753,415
                                                                          ===============     ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                                  $    69,730,302     $    72,973,470
Advances from Federal Home Loan Bank                                            9,000,000           9,000,000
Advances from borrowers for taxes and insurance                                   335,534             380,606
Accrued interest payable                                                            3,210               1,702
Dividends payable                                                                       -             129,161
Income taxes payable                                                               17,758                   -
Other liabilities                                                                 299,844             361,694
                                                                          ---------------     ---------------

       TOTAL LIABILITIES                                                       79,386,648          82,846,633
                                                                          ---------------     ---------------
Stockholders' equity:
Common stock                                                                       17,810              17,810
Additional paid-in capital                                                      8,591,988           8,566,238
Unearned compensation - Employee Stock Ownership Plan                              (4,870)            (30,875)
Accumulated other comprehensive income - unrealized gains
 on investment securities available for sale, net of deferred taxes                56,167              67,298
Treasury stock                                                                 (5,017,038)         (5,041,185)
Retained earnings - substantially restricted                                   10,292,474          10,327,496
                                                                          ---------------     ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                  13,936,531          13,906,782
                                                                          ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    93,323,179     $    96,753,415
                                                                          ===============     ===============

                                                       3


                                   STATEFED FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATION
          FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
                                             (UNAUDITED)


                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           DECEMBER 31                  DECEMBER 31
                                                    -------------------------    ------------------------
                                                       2003           2002          2003          2002
                                                    =========================    ========================
Interest Income:
Loans                                               $1,376,361     $1,614,546    $2,822,172    $3,263,017
Investments & other                                     28,813         32,836        46,772        67,986
                                                    -------------------------    ------------------------
    Total interest income                            1,405,174      1,647,382     2,868,944     3,331,003

Interest Expense:
Deposits                                               526,455        694,805     1,085,179     1,370,174
Borrowings                                             118,833        164,434       237,666       361,723
                                                    -------------------------    ------------------------
    Total interest expense                             645,288        859,239     1,322,845     1,731,897

Net interest income                                    759,886        788,143     1,546,099     1,599,106
Provision for loan losses                                    -              -       110,000       103,076
                                                    -------------------------    ------------------------
Net interest income after
  provision for loan losses                            759,886        788,143     1,436,099     1,496,030

Non-interest Income:
Real estate operations                                   8,708         13,314        21,606        26,069
Gains on loans held for sale                            15,486         43,706        62,730        43,706
Gain on sales of real estate, net                       78,430         11,043        98,337         9,679
Gain (loss) on sales of investments held for sale       28,904         (2,787)       28,101        (4,517)
Commission income                                       28,489         12,078        63,775        21,904
Other                                                   52,631         46,183       105,173        97,526
                                                    -------------------------    ------------------------
    Total non-interest income                          212,648        123,537       379,722       194,367

Non-interest Expense:
Salaries and benefits                                  433,229        435,818       808,558       809,740
Occupancy and equipment                                131,373        127,277       262,404       297,244
FDIC premiums and OTS assessments                       10,911         10,770        22,151        21,700
Data processing                                         42,077         42,164        80,168        84,794
Other                                                  325,019        313,476       537,066       514,440
                                                    -------------------------    ------------------------
    Total non-interest expense                         942,609        929,505     1,710,347     1,727,918
                                                    -------------------------    ------------------------

Income (loss) before income taxes                       29,925        (17,825)      105,474       (37,521)

Income tax expense (benefit)                            (9,500)       (15,760)       11,100       (39,520)
                                                    -------------------------    ------------------------
Net income (loss)                                   $   39,425     $   (2,065)   $   94,374    $    1,999
                                                    =========================    ========================

Basic earnings per share                            $     0.03     $        -    $     0.07    $        -
Diluted earnings per share                                0.03              -          0.07             -

Dividends declared per common share                 $        -     $     0.10    $     0.10    $     0.10

Comprehensive income (loss)                         $   54,691     $   23,275    $   83,243    $   (2,209)
                                                    =========================    ========================


                                                   4


                                        STATEFED FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
                                                  (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES                                                DECEMBER 31,   DECEMBER 31,
                                                                                        2003          2002
                                                                                    ------------   ------------
Net income                                                                          $    94,374    $     1,999
Adjustments to reconcile net income to net cash
provided (used) by operating activities:

Depreciation                                                                            126,313        116,189
Gain on sale of real estate held for investment                                         (69,461)             -
Amortization of ESOP                                                                     64,182         59,830
Deferred loan fees                                                                       29,815         10,956
Loans originated for sale                                                            (4,587,182)    (4,545,630)
Loans sold                                                                            6,105,325      2,663,730
Provision for losses on loans                                                           110,000        103,076
Change in:
     Accrued interest receivable                                                         71,401         36,424
     Other assets                                                                          (227)       (16,899)
     Accrued interest payable                                                             1,508       (172,458)
     Current and deferred income tax liability                                                -       (296,723)
     Other liabilities                                                                  (61,850)       (58,026)
                                                                                    -----------    -----------
     NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITES                            1,884,198     (2,097,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of available-for-sale investment securities              149,907              -
Purchase of available-for-sale investment securities                                    (86,630)             -
Redemption of FHLB stock                                                              1,000,000              -
Net (increase) decrease in loans                                                      4,049,331       (780,433)
Proceeds from sale of real estate held for investment                                   574,585              -
Investment in real estate acquired in settlement of loans                               (53,142)       (54,713)
Purchase of office property and equipment                                               (13,499)      (153,984)
                                                                                    -----------    -----------
     NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES                           5,620,552       (989,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                  (3,243,168)     8,213,129
Repayment of advances from the Federal Home Loan Bank                                         -     (5,000,000)
Net decrease in advances from borrowers                                                 (45,072)        (3,723)
Proceeds from stock options exercised                                                    11,720              -
Dividends paid                                                                         (129,161)      (255,774)
                                                                                    -----------    -----------
     NET CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITES                           (3,405,681)     2,953,632
                                                                                    -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                   4,099,069       (133,030)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,407,338      3,114,682
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 8,506,407    $ 2,981,652
                                                                                    ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Cash payments for:
          Interest                                                                  $ 1,215,927    $91,045,855
          Income taxes                                                                  (50,834)       213,364

                                                        5

                         STATEFED FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
     FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

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

2.   PENDING SALE OF COMPANY

     On November 18, 2003, the Company entered into a definitive agreement to sell the Company to Liberty Bank at a per share price of $13.47. All regulatory approvals have been received. Only StateFed Financial shareholder approval is still needed. There is a special meeting scheduled for February 26, 2004 for the purpose of obtaining shareholder approval. The transaction is expected to close during the quarter ended March 31, 2004.

3.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. For the three month period, weighted-average common shares outstanding totaled 1,292,888 at December 31, 2003 and 1,267,349 at December 31, 2002. For the six month periods ending December 31, 2003 and December 31, 2002, weighted-average common shares outstanding totaled 1,290,958 and 1,265,959, respectively.

     Diluted earnings per share is computed by considering common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share, for the three month periods ending December 31, 2003 and December 31, 2002, totaled 1,306,728 and 1,287,383, respectively. For the six month periods ending December 31, 2003 and December 31, 2002, weighted-average common shares deemed outstanding for the purpose of computing diluted earnings per share were 1,304,384 and 1,287,955, respectively.

     At December 31, 2003 there were unexercised options for 33,962 shares of common stock under the terms of the Company's 1993 Stock Option Plan. There were 15,474, 7,744 and 10,744 options with exercise prices of $5.00, $9.50 and $10.00 per share, respectively. Had the Company accounted for the 1993 Stock Option Plan in accordance with SFAS No. 123, the effect on net income and net income per share would not be material.

4.   REGULATORY CAPITAL REQUIREMENTS

     Pursuant to Federal law, the Bank must meet three separate minimum capital requirements. The Bank's capital ratios and balances at September 30, 2003 were as follows:

                                           AMOUNT         %
                                         ---------   -----------
                                          (Dollars in thousands)

             Tangible Capital:
                Bank's                    $ 7,906        8.86 %
                Requirement                 1,339        1.50
                                         ---------   -----------
                Excess                    $ 6,567        7.36 %

             Core Capital:
                Bank's                    $ 7,906        8.86 %
                Requirement                 3,571        4.00
                                         ---------   -----------
                Excess                    $ 4,335        4.86 %

             Risk-Based Capital:
                Bank's                    $ 8,618       15.12 %
                Requirement                 4,559        8.00
                                         ---------   -----------
                Excess                    $ 4,059        7.12 %

The Bank is considered "well-capitalized" under federal regulations.

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

     FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest rate entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003. Implementation of this interpretation did not have a material impact on the consolidated financial statements.

     The Accounting Standards Executive Committee has issued Statement of Position (SOP) 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for fiscal 2006 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

PENDING SALE OF COMPANY

     On November 18, 2003, the Company entered into a definitive agreement to sell the Company to Liberty Bank at a per share price of $13.47. All regulatory approvals have been received. Only StateFed Financial shareholder approval is still needed. There is a special meeting scheduled for February 26, 2004 for the purpose of obtaining shareholder approval. The transaction is expected to close during the quarter ended March 31, 2004.

FINANCIAL CONDITION

     The Company's total assets decreased $3.4 million from $96.7 million at June 30, 2003 to $93.3 million at December 31, 2003. Cash and amounts due from depository institutions increased by $4.1 million. This increase was offset by decreases in net loans receivable of $3.8 million, loans held for sale of $1.9 million and Federal Home Loan Bank stock of $1.0 million.

     No loans were held for sale at December 31, 2003, resulting in a decrease of $1.9 million from the period ended June 30, 2003.

     Net loans receivable decreased $3.8 million, from $82.2 million at June 30, 2003 to $78.4 million at December 31, 2003. Loan originations totaled $19.1 million for the six-month period, including $6.1 million in originations subsequently sold on the secondary market. Due to continued high refinancing activity, repayment of principal on loans totaled $16.8 million for the same period.

     Total deposits decreased by $3.3 million from $73.0 million at June 30, 2003 to $69.7 million at December 31, 2003. The decreases in certificates of deposit and savings deposits were $4.8 million and $1.1 million, respectively, as a result of the Company's new pricing strategy. These decreases were offset in part by increases in money market and demand deposits of $1.8 million and $752,000, respectively.

     Total stockholders' equity increased $29,800 at December 31, 2003 from $13.9 million at June 30, 2003. The increase was primarily the result of net earnings of $94,400 and accounting for employee stock ownership plan awards and options of $75,900, which was partially offset by dividends declared of $129,400 and unrealized loss on investment securities of $11,100.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     GENERAL. Net income increased $41,500 from a net loss of $2,100 for the three months ended December 31, 2002, to net income of $39,400 for the three months ended December 31, 2003. The increase in net income primarily resulted from an increase in non-interest income of $89,100, partially offset by an increase in non-interest expense of $13,100. Net interest income decreased $28,200. There was no provision for loan losses recorded during the periods ended December 31, 2003 or 2002. There was a decrease in the income tax benefit of $6,300 from the prior comparable period.

     NET INTEREST INCOME. Net interest income decreased $28,200, from $788,100 for the three months ended December 31, 2002 to $759,900 for the three months ended December 31, 2003. This decrease was the result of a decrease of $242,200 in interest income, partially offset by a decrease of $214,000 in interest expense.

     INTEREST INCOME. Interest income decreased $242,200 from $1.6 million for the three months ended December 31, 2002 to $1.4 million for the three months ended December 31, 2003. This decrease was primarily the result of decreases in interest earned on the loan portfolio of $238,200 and investments and other of $4,000.

     The decrease in interest earned on loans receivable resulted from decreases in both the average rate and the average loans receivable balance. Investment and other interest income decreased primarily from decreases in the average rate paid on such balances.

     INTEREST EXPENSE. Interest expense decreased $214,000 from $859,200 for the three months ended December 31, 2002 to $645,200 for the three months ended December 31, 2003. This decrease resulted primarily from decreases in interest expense on deposits of $168,400, and decreases of interest paid on borrowings of $45,600. The decrease in interest expense resulted primarily from reductions in the average rate paid and the average outstanding balance of deposit accounts, and the reduction in the average outstanding balance of Federal Home Loan Bank advances from the period ended December 31, 2002.

     PROVISION FOR LOAN LOSSES. Management's analysis of the allowance for loan losses during the three months ended December 31, 2003 and the three months ended December 31, 2002, resulted in no additions to the provision for loan losses. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level, which it considers to be adequate to provide for probable losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income increased $89,100 from $123,500 in the three months ended December 31, 2002 to $212,600 in the three months ended December 31, 2003. The increase was primarily due a $67,400 increase in gain on sales of real estate, which mainly consisted of a one time gain of $69,500, received from the sale of the Company's former downtown Des Moines branch office during the quarter ended December 31, 2003. There were also increases in gain on sales of investments held for sale of $31,700, commission income from the sale of non-insured deposit products of $16,400 and other non-interest income of $6,400, which mainly consists of fee income. The increases were offset by decreases in gains on loans held for sale of $28,200 and real estate operations of $4,600. Gains on loans held for sale decreased as a result of a reduction in real estate mortgage originations sold in the secondary market, as compared to the quarter ended December 31, 2002. Income from real estate operations had been partially generated by the former downtown Des Moines branch office, which was sold during the December 2003 quarter, resulting in the decrease in income.

     NON-INTEREST EXPENSE. Non-interest expense increased from $929,500 in the three months ended December 31, 2002 to $942,600 in the three months ended December 31, 2003. This increase of $13,100 was primarily the result of increases in other non-interest expense of $11,500 and occupancy and equipment expense of $4,100. The increase was partially offset by a decrease in salaries and benefits of $2,600. Other non-interest expense increased primarily as a result of costs associated with the analysis and negotiation of the proposed merger of the Company and increases in the outside audit expense. Office and occupancy expense increased primarily due to increases in the costs of facility maintenance. Salaries and benefits expense decreased due to a reduction in commissions paid to loan originators.

     INCOME TAX EXPENSE. There was an income tax (benefit) of ($9,500) for the three months ended December 31, 2003, compared to an income tax (benefit) of ($15,800) for the three months ended December 31, 2002. The change was the result of an increase in taxable income.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     GENERAL. Net income was $94,400 for the six months ended December 31, 2003 as compared to $2,000 for the six months ended December 31, 2002.

     NET INTEREST INCOME. Net interest income decreased $53,000 from $1.6 million for the six months ended December 31, 2002 to $1.5 million for the six months ended December 31, 2003. There were reductions in total interest income and total interest expense. The $462,100 reduction in total interest income was comprised of decreases in interest on loans of $440,900 and investment and other interest income of $21,200. There was also a decrease in interest paid on deposits of $285,000, in addition to a reduction in interest paid on borrowings of $124,100, resulting in a $409,100 decrease in total interest expense.

     INTEREST INCOME. Interest income decreased $462,100 from $3.3 million for the six months ended December 31, 2002 to $2.9 million for the six months ended December 31, 2003. The change was primarily due to decreases in interest earned on the loan portfolio of $440,900 and interest earned on investments and other of $21,200. The decrease in interest earned on loans receivable resulted from decreases in both the average rate and the average loans receivable balance. The decrease in income on investments and other was primarily due to the decrease in the average rate paid on those balances.

     INTEREST EXPENSE. Interest expense decreased $409,100 from $1.7 million in the six months ended December 31, 2002 to $1.3 million in the six months ended December 31, 2003. This decrease was primarily due to decreases in interest paid on deposits of $285,000 and interest paid on Federal Home Loan Bank advances of $124,100. The decrease in interest paid on deposits was the result of reductions in the average rate paid and in the average outstanding balance of deposit accounts. The decrease in interest paid on borrowings was due to a decrease in the average outstanding balance of Federal Home Loan Bank advances, as compared to the period ended December 31, 2002.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002, were $110,000 and $103,100, respectively. The increase of $6,900 was based on management's analysis of the allowance for loan losses during the six months ended December 31, 2003. The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses based on the condition of the loan portfolio, analysis of specific loans, regulatory comments, and if economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for probable losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required for future periods.

     NON-INTEREST INCOME. Non-interest income increased $185,300 from $194,400 for the six months ended December 31, 2002 to $379,700 for the six months ended December 31, 2003. There were increases in net gains on sales of real estate of $88,700, commission income of $41,900, gain on sales of investments held for sale of $32,600, gains on loans held for sale of $19,000 and other non-interest income of $7,600. The increases were offset by a decrease in real estate operations income of $4,500. The increase in net gains on sales of real estate held for sale was primarily due to the one time gain of $69,500 from the sale of the Company's former downtown Des Moines branch office location, recorded during the period ended December 31, 2003. Commission income increased due to increases in sales of non-insured deposit products, as a result of increased marketing and the current low interest rate environment. The reduction in income from real estate operations is primarily due to the sale of the Company's former downtown Des Moines branch office, which had generated a significant portion of the income. The increase in gains on loans held for sale was the result of an increase in loans originated and sold in the secondary market, during the six month period ended December 31, 2003, as compared to the six month period ended December 31, 2002. Increases in fee income generated by deposit accounts, resulted in an increase in other non-interest income.

     NON-INTEREST EXPENSE. Non-interest expense decreased $17,600 to $1.7 million for the six months ended December 31, 2003. This decrease was primarily the result of decreases in occupancy and equipment expense of $34,800, data processing of $4,600 and salaries and benefits of $1,200, which were offset by an increase other non-interest expense of $22,600. The decrease in occupancy and equipment expense was mainly due to a one-time property tax accrual adjustment that occurred during the December 2002 period. Data processing expense decreased due to one-time charges that occurred during the period ended December 31, 2002, as new products and services were added. Decreases in commissions paid to loan originators resulted in a reduction in salaries and benefits expense. The increase in other non-interest expense is primarily due to analysis and negotiation costs associated with the proposed merger of the Company and increases in the outside audit expense.

     INCOME TAX EXPENSE. Income tax expense was $11,100 for the six months ended December 31, 2003, compared to an income tax (benefit) of ($39,500) that had resulted from the reduction in taxable income and the application of tax credits for the six months ended December 31, 2002.

     LIQUIDITY AND CAPITAL RESOURCES. The Office of Thrift Supervision regulations require the Bank to maintain a safe and sound level of liquid assets. Such assets may include United States Treasury, federal agency, and other investments having maturities of five years or less and are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at December 31, 2003 was 4.7%. The Company's primary sources of funds consist of deposits, FHLB advances, repayments of loans, interest earned on investments and funds provided by operations. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

     The Company uses its capital resources principally to meet its ongoing commitments, to fund maturing certificates of deposits and loan commitments, maintain its liquidity, and meet its foreseeable short and long term needs. The Company expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.

     Regulatory standards impose the following capital requirements: a risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets, and a tangible capital ratio expressed as a percent of total adjusted assets. As of December 31, 2003, the Bank exceeded regulatory capital requirements.

     At December 31, 2003, the Bank's tangible equity capital was $7.9 million, or 8.86%, of tangible assets, which exceeded the 1.5% requirement by $6.6 million. In addition, at December 31, 2003, the Bank had core capital of $7.9 million, or 8.86%, of adjusted total assets, which exceeded the 4% requirement by $4.3 million. The Bank had total risk-based capital of $8.6 million at December 31, 2003, or 15.12%, of risk-weighted assets which exceeded the 8.0% risk-based capital requirements by $4.1 million. The Bank is considered "well-capitalized" under federal regulations.

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

         (b) The following is a description of the Form 8-K's filed during the three months ended December 31, 2003:

                1. October 3, 2003, a current report on Form 8-K was filed reflecting annual financial information.
                2. November 24, 2003, a current report on Form 8-K was filed reflecting execution of a definitive agreement.






                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STATEFED FINANCIAL CORPORATION
                                              Registrant


Date: February 13, 2004                       /s/ Randall C. Bray
      ------------------------                ----------------------------------
                                              Randall C. Bray
                                              Chairman and President

Date: February 13, 2004                       /s/ Andra K. Black
      ------------------------                ----------------------------------
                                              Andra K. Black
                                              Executive Vice President and CFO